Form 10-Q
period 1999-03-28
DOMINOS INC
filed 1999-05-19
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended:       March 28, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the transition period from: ___________ to ___________

                   Commission file number:   333-74797

                                 Domino's, Inc.
             (Exact name of registrant as specified in its charter)


               Delaware                       38-3025165
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)        Identification Number)


                          30 Frank Lloyd Wright Drive
                           Ann Arbor, Michigan 48106
                    (Address of principal executive offices)

                                 (734) 930-3030
              (Registrant's telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [ ]        No [x]

The number of shares outstanding of the registrant's common stock as of May 10, 1999 was 10 shares.

                                     INDEX

                                                                    Page No.


PART I.    FINANCIAL INFORMATION



Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets                        1
           March 28, 1999 and January 3, 1999

           Condensed Consolidated Statements of Income                  3
           Three Months Ended March 28, 1999 and
           March 22, 1998

           Condensed Consolidated Statements of Cash Flows              4
           Three Months Ended March 28, 1999 and
           March 22, 1998

           Notes to Condensed Consolidated Financial Statements         5

Item 2.    Management's Discussion and Analysis of Financial            8
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk  12


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                           13

Item 2.    Changes in Securities and Use of Proceeds                   13

Item 3.    Defaults Under Senior Securities                            13

Item 4.    Submission of Matters to a Vote of Security Holders         13

Item 5.    Other Information                                           13

Item 6.    Exhibits and Reports on Form 8-K                            13

                        Domino's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (Unaudited)



                                                   March 28, 1999     January 3, 1999
(In thousands)                                      (Unaudited)             (Note)
                                                  ---------------     ---------------
Assets
Current assets:
     Cash                                          $  14,973        $             115
     Accounts receivable                              41,840                   48,858
     Inventories                                      17,460                   20,134
     Deferred tax assets                               9,811                    9,811
     Other                                            16,698                   17,927
                                                   ---------                  -------
Total current assets                                 100,782                   96,845
                                                   ---------                  -------

Property, plant and equipment:
     Land and buildings                               14,246                   14,605
     Leasehold and other improvements                 53,372                   52,248
     Equipment                                       109,986                  109,517
     Construction in progress                          3,605                    5,486
                                                   ---------                 --------
                                                     181,209                  181,856
     Accumulated depreciation and amortization       116,918                  116,890
                                                    --------                 --------
Total property, plant and equipment                   64,291                   64,966
                                                    --------                 --------

Other assets:
     Deferred tax assets                              73,610                   71,776
     Deferred financing costs                         41,895                   43,046
     Goodwill                                         13,708                   14,179
     Covenants not-to-compete                         42,151                   50,058
     Capitalized software                             23,862                   22,593
     Other                                            24,839                   24,428
                                                    --------                  -------
Total other assets                                   220,065                  226,080
                                                    --------                  -------
Total assets                                       $ 385,138                 $387,891
                                                   =========                 ========

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt             $   7,646                $  7,646
     Accounts payable                                 31,269                  44,596
     Insurance reserves                                9,746                   9,633
     Other accrued liabilities                        66,058                  53,194
                                                   ---------                --------
Total current liabilities                            114,719                 115,069
                                                   ---------                --------

Long-term liabilities:
     Long-term debt, less current portion            718,780                 720,480
     Insurance reserves                               12,973                  15,132
     Other accrued liabilities                        22,174                  20,985
                                                    --------                --------
Total long-term liabilities                          753,927                 756,597
                                                    --------                --------

Stockholder's deficit
     Common stock                                          -                       -
     Additional paid-in capital                      114,737                 114,737
     Retained deficit                               (597,980)               (598,209)
     Accumulated other comprehensive income             (265)                   (303)
                                                    ---------               ---------
Total stockholder's deficit                         (483,508)               (483,775)
                                                    ---------               ---------
Total liabilities and stockholder's deficit        $ 385,138                $387,891
                                                   =========                ========

Note: The balance sheet at January 3, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                   Three Months Ended
(In thousands)                              March 28, 1999  March 22, 1998
                                            --------------  --------------
Revenues:
     Corporate stores                             $ 86,560        $ 92,318
     Domestic franchise royalties                   26,616          24,288
     Domestic distribution                         134,727         127,075
     International                                  12,865          12,179
                                                  --------        --------
Total revenues                                     260,768         255,860
                                                  --------        --------

Operating expenses:
     Cost of sales                                 185,608         189,125
     General and administrative                     57,641          52,528
                                                  --------        --------
Total operating expenses                           243,249         241,653
                                                  --------        --------
Income from operations                              17,519          14,207
Interest income                                        113             390
Interest expense                                    17,251             796
                                                  --------        --------
Income before provision for income taxes               381          13,801
Provision for income taxes                             152           1,149
                                                  --------        --------
Net income                                        $    229        $ 12,652
                                                  ========        ========
See accompanying notes.

                        DOMINO'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Three Months Ended
(In thousands)                                         March 28, 1999   March 22, 1998
                                                       ---------------  ---------------
Cash flows from operating activities:
Net cash provided by operating activities                      $20,284          $10,456
                                                               -------          -------

Cash flows from investing activities:
Purchases of plant and equipment                                (4,989)          (8,892)
Other                                                            1,195             (394)
                                                               -------          -------
Net cash used in investing activities                           (3,794)          (9,286)
                                                               -------          -------

Cash flows from financing activities:
Proceeds from issuance of long-term debt                             -            1,200
Repayments of long-term debt                                    (1,700)            (546)
                                                               -------          -------
Net cash provided by (used in) financing activities             (1,700)             654
                                                               -------          -------
Effect of exchange rate changes on cash                             68              (26)
                                                               -------          -------
Increase in cash                                                14,858            1,798
Cash, at beginning of period                                       115              105
                                                                ------          -------
Cash, at end of period                                         $14,973          $ 1,903
                                                               =======          =======

See accompanying notes.

Domino's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 28, 1999

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 28, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 3, 1999 included in the Domino's, Inc. Form S-4 Registration Statement No. 333-74797.

2.  Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Domino's, Inc., formerly known as Domino's Pizza International Payroll Services, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, Domino's). All significant intercompany accounts and transactions have been eliminated. Domino's, Inc. is a wholly-owned subsidiary of TISM, Inc. (TISM).

TISM's Recapitalization
On December 21, 1998, TISM effected a merger with TM Transitory Merger Corporation (TMTMC) in a leveraged recapitalization transaction whereby TMTMC was merged with and into TISM with TISM being the surviving entity. TMTMC had no operations and was formed solely for the purpose of effecting the recapitalization. As part of the recapitalization, Domino's incurred significant debt and distributed significantly all of the proceeds to TISM, which used those proceeds, along with proceeds from the issuance of two classes of common stock and one class of preferred stock, to fund the purchase of 93% of the outstanding common stock of TISM from one of TISM's directors and certain members of his family.

Prior to December 1998, Domino's, Inc. was an indirectly wholly-owned subsidiary of Domino's Pizza, Inc. During December 1998 and before the recapitalization, Domino's Pizza, Inc. distributed its ownership interest in Domino's, Inc. to TISM. TISM then contributed its ownership interest in Domino's Pizza, Inc., which had been a wholly-owned subsidiary of TISM, to Domino's, Inc., effectively converting Domino's, Inc. from a subsidiary of Domino's Pizza, Inc. into Domino's Pizza, Inc.'s parent.

The accompanying condensed consolidated financial statements and these Notes to Condensed Consolidated Financial Statements include the results of operations of Domino's Pizza, Inc. and its wholly-owned subsidiaries (including Domino's, Inc.) for the periods prior to the recapitalization.

Fiscal Year and Fiscal Quarters
Domino's fiscal year ends on the Sunday closest to December 31 and generally consists of fifty-two weeks. The 1998 fiscal year, however, which ended January 3, 1999, consisted of fifty-three weeks.

Domino's first three fiscal quarters of a fiscal year each consist of twelve weeks and the fourth quarter of a fiscal year consists of either sixteen or seventeen weeks depending upon whether the fiscal year consists of fifty-two weeks or fifty-three weeks, respectively. The first fiscal quarters of 1999 and 1998 consisted of the twelve week periods ended March 28, 1999 and March 22, 1998, respectively.

3.  Accounting Pronouncements

The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-up Activities," which requires entities to expense the costs of start-up activities, including organizational costs, when incurred. We adopted this SOP in the first quarter of fiscal year 1999. The adoption of this SOP did not have a material impact on our financial statements or our operations.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. We have not determined the reporting impact, if any, of the adoption of this statement.

4.  Change in Accounting Estimates

During the first quarter of 1999, we initiated a review of the estimated useful lives we use for depreciating or amortizing our plant and equipment and goodwill assets. The review included consideration of the estimated life of our stores as determined through quantitative analysis performed in late 1998 and analysis of the historical longevity of operating assets used in our operations. We concluded the review late in the first quarter of 1999.

Based on this review, we modified the useful lives for several asset categories. For equipment, estimated useful lives were extended for certain assets from seven years to either ten or twelve years and were shortened for other assets, primarily computer equipment, from either five or seven years to three years. For leasehold improvements, estimated useful lives were extended from five years to ten years, which generally will result in amortization of these assets over the term of the respective leases plus one renewal option period. For furniture and fixtures, estimated useful lives were extended for certain assets from seven years to ten years. For goodwill, which primarily arises from purchases of stores from franchisees, estimated useful lives were shortened in certain circumstances to ten years from the beginning of fiscal 1999. In accordance with generally accepted accounting principles, these changes in useful lives are being applied on a prospective basis to existing assets and will be applied to assets acquired in the future.

For the quarter ended March 28, 1999, the overall impact of these changes in accounting estimates was to increase income from operations and net income by approximately $400,000 and $240,000, respectively.

This resulted from a reduction to depreciation and amortization expense of approximately $1.2 million due to the net impact of the changes in useful lives, partially offset by a one-time increase in depreciation and amortization expense of approximately $800,000 to eliminate the remaining net book value of assets which had no remaining useful life based upon the shortening of the useful lives for such assets.

5.  Comprehensive Income

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. We adopted this Statement in 1997.

Our quarterly total comprehensive income was as follows (in thousands):

                                                                  For the three months ended,
                                                            March 28, 1999         March 22, 1998
                                                            --------------         --------------
Net income                                                   $         229         $       12,652
Currency translation adjustment                                         43                     13
Unrealized gain (loss) on investments, net of tax                       (5)                   147
                                                            --------------         --------------
Total comprehensive income                                  $          267         $       12,812
                                                            ==============         ==============

6.   Segment Data

The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach of reporting segment information with the "management" approach. The "management" approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the reportable segments. We adopted this Statement in 1998. Adoption of this Statement only affects the presentation of the notes to the financial statements.

We have three reportable segments as determined by management using the "management" approach as defined in SFAS No. 131: (1) Domestic Stores, (2) Domestic Distribution and (3) International. Our operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and corporate-owned stores throughout the contiguous United States. The Domestic Distribution segment includes the distribution of food, equipment and supplies to franchised and corporate-owned stores throughout the contiguous United States. The International segment includes operations related to our franchising business in foreign and non-contiguous United States markets and our food distribution business in Canada, Alaska, Hawaii and, in 1998, Puerto Rico. In December 1998, we sold our Puerto Rico food distribution business to our master franchisee in that market.

The accounting policies of the reportable segments are the same as those we use on a consolidated basis. We evaluate the performance of our segments and allocate resources to them based on EBITDA.

The tables below summarize the financial information concerning our reportable segments for the fiscal quarters ended March 28, 1999 and March 22, 1998. Intersegment revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Domestic Stores segment. Intersegment sales prices are market based. In 1998, the "Other" column as it relates to EBITDA information below includes charitable contributions, salary of a TISM Director and former majority TISM stockholder and other corporate headquarters costs that we do not allocate to any of the reportable segments.
In 1999, such column includes only corporate headquarters costs that we do not allocate to any of the reportable segments. All amounts presented below are in thousands.


                       Domestic          Domestic                              Intersegment
                       Stores            Distribution    International         Revenues             Other           Total
                       --------          -------------  ---------------  --------------------  ---------------  --------------
Revenues
   1999............     $  113,176       $156,917       $ 12,865         $(22,190)             $     -         $260,768
   1998............        116,606        154,189         12,179          (27,114)                   -          255,860
EBITDA
   1999............         30,502          5,389          2,101                -               (7,767)          30,225
   1998............         25,081          4,014          1,914                -              (12,152)          18,857


The following table reconciles  Total EBITDA above to  consolidated income before  provision for income taxes:


                                                                            For the three months ended,
                                                                         March 28, 1999   March 22, 1998
                                                                         --------------   --------------

Total  EBITDA.........................................................$         30,225         $ 18,857
Depreciation and  amortization........................................         (12,810)          (4,630)
Interest expense......................................................         (17,251)            (796)
Interest  income......................................................             113              390
Gain (loss) on sale of plant and equipment............................             104              (20)
                                                                      ----------------         ---------
Income before provision for income taxes..............................$            381         $ 13,801
                                                                      ================         =========


No customer accounted for more than 10% of total consolidated revenues in the fiscal quarters ended March 28, 1999 and March 22, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 1999 and 1998 fiscal quarters referenced herein represent the twelve-week periods ended March 28, 1999 and March 22, 1998, respectively.

Revenues
General. Revenues include sales by corporate-owned stores, royalty fees from domestic and international franchises and sales by our distribution commissaries to domestic and international franchises. Total revenues increased $4.9 million, or 1.9%, to $260.8 million for the quarter ended March 28, 1999 from $255.9 million for the quarter ended March 22, 1998. This increase is attributable to higher revenues from Domestic Franchise, Domestic Distribution and International operations, partially offset by lower revenues from Corporate Stores.

Corporate Stores. Revenues from Corporate Store operations decreased $5.7 million, or 6.2%, to $86.6 million for the quarter ended March 28, 1999 from $92.3 million for the quarter ended March 22, 1998. This decrease was due to $15.1 million relating to a decrease in the average number of corporate stores resulting from Domino's store rationalization program, under which we closed or sold to franchisees 142 stores in the second half of 1998. This decrease was partially offset by $9.4 million relating to a 12.1% increase in average store sales for the quarter ended March 28, 1999 from the quarter ended March 22, 1998. Same store sales for the quarter ended March 28, 1999 increased 6.2% from the quarter ended March 22, 1998. Ending corporate stores decreased by 125 to 641 as of March 28, 1999 from 766 as of March 22, 1998, due mainly to the store rationalization program completed in December 1998.

Franchise. Revenues from Domestic Franchise operations are derived primarily from royalty income. Revenues from franchise operations increased by $2.3 million, or 9.5%, to $26.6 million for the quarter ended March 28, 1999 from $24.3 million for the quarter ended March 22, 1998. This increase is attributable primarily to a 4.4% increase in average store sales for the quarter ended March 28, 1999 as compared to the quarter ended March 22, 1998 and an increase in the average number of franchise stores. Same store sales for the quarter ended March 28, 1999 increased by 6.5% from the quarter ended March 22, 1998. Ending franchise stores increased by 177 to 3,861 as of March 28, 1999 from 3,684 as of March 22, 1998.

Distribution. Revenues from Domestic Distribution operations are derived primarily from the sale of food, equipment and supplies to domestic franchise stores and, to a lesser extent, the sale of equipment to international stores, and exclude sales to corporate-owned stores. Revenues from Distribution operations increased $7.6 million, or 6.0%, to $134.7 million for the quarter ended March 28, 1999 from $127.1 million for the quarter ended March 22, 1998. The increase was mainly due to an $11.0 million increase in food sales to franchisees, primarily relating to the increases in Domestic Franchise average store sales and average number of stores discussed above, partially offset by a $2.7 million decrease in equipment sales for the quarter ended March 28, 1999 as compared to the quarter ended March 22, 1998 due to a high level of equipment sales in 1998 that resulted from the roll-out of our HeatWave hot bag systems.

International. International revenues, which are derived mainly from food sales to international franchisees, master franchise agreement royalties and, to a lesser extent, franchise and development fees, increased by $0.7 million, or 5.7%, to $12.9 million for the quarter ended March 28, 1999 from $12.2 million for the quarter ended March 22, 1998. International franchise royalty revenues increased by $0.5 million, or 11.9%, to $4.7 million for the quarter ended March 28, 1999 from $4.2 million for the quarter ended March 22, 1998, due principally to a 13.5% increase in the average number of International franchise stores, partially offset by a 1.4% decrease in average unit sales. On a constant dollar basis, same store sales for the quarter ended March 28, 1999 increased by 5.2% from the quarter ended March 22, 1998. Ending international franchise stores increased to 1,766 as of March 28, 1999 from 1,584 as of March 22, 1998. International commissary product sales to franchisees increased slightly, to $7.6 million for the quarter ended March 28, 1999 from $7.5 million for the quarter ended March 22, 1998, due to commencement of commissary operations in France in early 1999 and increased sales in Canadian commissary operations, significantly offset by the impact of the sale of Puerto Rico commissary operations to the master franchisee in that market in late 1998. International franchise and development fees and other income also increased slightly, to $0.6 million for the quarter ended March 28, 1999 from $0.5 for the quarter ended March 22, 1998.

Gross Profit. Gross profit increased $8.5 million, or 12.7%, to $75.2 million for the quarter ended March 28, 1999 from $66.7 million for the quarter ended
March 22, 1998.   As a percentage of revenues, gross profit increased 2.7%, to
28.8% for the quarter ended March 28, 1999 from 26.1% for the quarter ended March 22, 1998. These increases were driven primarily by reductions in corporate stores food, labor and insurance costs that resulted from elimination of underperforming stores through the store rationalization program as well as improved shift scheduling, minimized overtime, reduced insurance premiums and a decrease in the price of cheese. Also, Distribution food cost as a percentage of sales decreased slightly, due mainly to a shift in product mix from par-baked deep dish and thin crust shells to higher margin fresh dough. In addition, the cost of sales component of depreciation and amortization expense decreased slightly, due mainly to the impact of the store rationalization program completed in December 1998 and the modification of estimated useful lives for several fixed asset categories effective in the quarter ended March 28, 1999.

General and Administrative. General and Administrative expenses consist primarily of regional support offices, corporate administrative functions, corporate store and distribution facility management costs and advertising and promotional expenses. General and administrative expenses increased $5.1 million, or 9.7%, to $57.6 million for the quarter ended March 28, 1999 from $52.5 million for the quarter ended March 22, 1998. As a percentage of revenues, general and administrative expenses increased 1.6%, to 22.1% for the quarter ended March 28, 1999 from 20.5% for the quarter ended March 22, 1998. These increases are due primarily to $7.7 million in amortization expense in 1999 with respect to a covenant not-to-compete we entered into with our former principal stockholder at the time of the recapitalization in December 1998, increased information systems costs, primarily for amortization of our recently developed financial and supply chain systems, and general office labor cost increases, partially offset by the impact of eliminating a corporate stores field office as part of the store rationalization program and elimination of $5.1 million of related party transaction expenses, which were primarily comprised of lease payments in excess of current levels to entities controlled by TISM's former principal stockholder and charitable contributions to a foundation managed by TISM's former principal stockholder.

Interest Expense. Interest expense increased $16.5 million, to $17.3 million for the quarter ended March 28, 1999 from $0.8 million for the quarter ended March 22, 1998, due mainly to the interest costs, including deferred financing cost amortization, resulting from Domino's December 1998 borrowings of $722.1 million, which were incurred to fund its recapitalization.

Provision for Income Taxes. The provision for income taxes decreased $0.9 million, to $0.2 million for the quarter ended March 28, 1999 from $1.1 million for the quarter ended March 22, 1998. As a percentage of income before provision for income taxes, the provision for income taxes increased 31.6%, to 39.9% for the quarter ended March 28, 1999 from 8.3% for the quarter ended March 22, 1998. As part of our recapitalization, Domino's converted from "S" Corporation status to "C" Corporation status for federal income tax reporting purposes in December 1998. As a result, the provision for income taxes for the quarter ended March 28, 1999 includes U.S. federal and state income taxes and foreign income taxes whereas the provision for income taxes for the quarter ended March 22, 1998 includes only foreign income taxes and income taxes of a few states for which Domino's had been taxed at the corporate level.

Net Income. Net income decreased $12.5 million, or 98.4%, to $0.2 million for the quarter ended March 28, 1999 from $12.7 million for the quarter ended March 22, 1998. This decrease was due primarily to the factors described above.

Liquidity and Capital Resources
We had a negative working capital amount of $13.9 million at March 28, 1999 and a negative working capital amount of $18.2 million at January 3, 1999. We have generally had negative working capital because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flow from operations and borrowings under our new revolving credit facility.

Net cash provided by operating activities was $20.3 million and $10.5 million for the quarters ended March 28, 1999 and March 22, 1998, respectively. The increase in cash flows from operations for the quarter ended March 28, 1999 was primarily due to an increase in same store sales and several cost reduction initiatives, including the store rationalization program, implemented in late 1998.

Net cash used in investing activities consists primarily of capital expenditures and investments in marketable securities, partially offset by proceeds from asset sales and collections on notes receivable from franchisees. Net cash used in investing activities was $3.8 million and $9.3 million for the quarters ended March 28, 1999 and March 22, 1998, respectively. The decrease in cash used in investing activities for the quarter ended March 28, 1999 resulted primarily from a $3.9 million decrease in capital expenditures.

Capital expenditures were $5.0 million and $8.9 million for the quarters ended March 28, 1999 and March 22, 1998, respectively. The higher capital expenditures for the quarter ended March 22, 1998 were primarily attributable to development costs associated with our financial and supply chain computer systems and the implementation of HeatWave hot bag systems in corporate-owned stores.

We incurred substantial indebtedness in connection with the recapitalization. As of March 28, 1999, we had $726.4 million of indebtedness outstanding as compared to $46.3 million of indebtedness outstanding immediately prior to the recapitalization. In addition, we have a stockholder's deficit of $483.5 million as of March 28, 1999, as compared to stockholder's equity of $41.8 million immediately prior to the recapitalization.

Net cash used in financing activities was $1.7 million for the quarter ended March 28, 1999 compared to net cash provided by financing activities of $0.7 million for the quarter ended March 22, 1998. In connection with the recapitalization, we borrowed $445 million under the term loan facilities and approximately $2.1 million under a revolving credit facility. Cash flows from financing activities for the quarters ended March 28, 1999 and March 22, 1998 were entirely comprised of repayments and net borrowings of long-term debt, respectively.

Effective February 1, 1999, we terminated the Distribution profit capitation program. Under this program, our Distribution division had rebated to participating franchisees all Distribution pre-tax profits in excess of 2% of gross revenues from sales to corporate-owned and domestic franchise stores. In addition, at the beginning of fiscal year 1999 corporate-owned stores began participating in the profit sharing program of our Distribution division. This profit sharing plan was recently amended to increase rebates to participating stores from approximately 45% to approximately 50% of their regional distribution center's pre-tax profits. Although corporate-owned stores had the right to participate in the program, historically only domestic franchise stores participated. We agreed that the aggregate funds available for rebate to participating franchisees in 1999 under the profit sharing plan would be at least $1 million more than the aggregate payments made to franchisees under the profit sharing and profit capitation programs in fiscal year 1998. We agreed to pay any deficiency to participating franchisees on a pro rata basis.

Based upon the current level of operations and anticipated growth, we believe that cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt services requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facilities or otherwise to enable us to service our indebtedness, including the senior credit facilities and the senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of Inflation
We believe that our results of operations are not dependent upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations for the quarters ended March 28, 1999 and March 22, 1998. Severe increases in inflation, however, could affect the global and United States economy and could have an impact on our business, financial condition and results of operations.

Year 2000 Readiness Disclosure
We have recently either replaced or upgraded a majority of our core information systems, including the franchise royalties system, franchise legal system, information warehouse system and ULTRA store system, which is the point-of-sale and operating system for corporate-owned stores. In addition, we are in the process of implementing a full suite of financial and distribution supply chain computer systems. We anticipate the financial systems implementation will be complete no later than October 31, 1999. The implementation of our new distribution supply chain systems is currently underway. We are also in the process of a remediation effort on our legacy supply chain systems to render them Year 2000 compliant. We anticipate the effort to bring legacy supply chain systems into compliance with Year 2000 will be completed no later than October 31, 1999. We believe the completion of this remediation effort will mitigate the risk associated with not completing the new distribution supply chain implementation prior to December 31, 1999. Upon completion of this project and/or relevant Year 2000 remediation efforts, we believe that all of our critical internal information systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000. Each of these upgrades were part of our budgeted expenses for upgrading our computer infrastructure and were not primarily undertaken or accelerated because of the Year 2000 issue. We have, however, complemented our system upgrades with an internal compliance team responsible for testing all of our information systems for Year 2000 compliance.

We are also planning to inventory and address other less critical equipment and machinery, such as facility equipment, that may contain embedded technology with Year 2000 compliance problems. We expect to complete this effort no later than September 30, 1999. We also have material relationships with franchisees, suppliers and vendors and other significant entities, such as public utilities, that may not have adequately addressed the Year 2000 issue with respect to their equipment or information systems. Although we are attempting to assess the extent of their compliance efforts, we have received written assurances from only a portion of this group and, accordingly, cannot determine the risk to our business.

For the fiscal year ended January 3, 1999, we spent approximately $256,000 addressing the Year 2000 issue. For the year ended January 2, 2000, we estimate we will spend approximately $700,000 addressing the Year 2000 issue, of which we spent approximately $174,000 during the quarter ended March 28, 1999. These amounts do not reflect the cost of our internal compliance team or the cost of planned replacement systems, such as the financial and distribution supply chain system software, which may have a positive impact on resolving the Year 2000 issue. We do not expect that additional costs required to address the Year 2000 issue will have a significant impact on our business or operating results. In the event, however, that we are unable to complete planned upgrades, implement replacement systems or otherwise resolve Year 2000 compliance problems prior to December 31, 1999, or in the event our franchisees or a significant number of our suppliers and vendors do not adequately address the Year 2000 issue before such date, we may experience significant disruption or delays in our operations, which in turn could have a material adverse effect on our business.

At this time, we are still assessing the likely worst case scenario that may result from any significant disruptions or delays in our operations due to Year 2000 compliance issues associated with (1) our critical information systems, (2) other less critical facility equipment or machinery, or (3) a significant number of our franchisees, suppliers and vendors. We expect to complete this analysis within the next several months. Further, except as mentioned above, we have no contingency plans in place to address Year 2000 problems.

We plan to evaluate the status of our Year 2000 compliance efforts at the end of June 1999 to determine whether such contingency plans are necessary.

Forward-Looking Statements
This filing includes various forward-looking statements about us that are subject to risks and uncertainties. Forward-looking statements include information concerning future results of operations, cost savings and business strategy. Also, statements that contain words such as "believes,", "expects," "anticipates," "intends," "estimated" or similar expressions are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. While we believe these expectations and projections are reasonable, such forward-looking statements are inherently subject to risks, uncertainties and assumptions about us, including, among other things:

 .  Our ability to grow and implement cost-saving strategies;

 . Increases in our operating costs, including commodity costs and the minimum wage;

 .  Our ability to compete domestically and internationally;

 . Our ability to retain or replace our executive officers and other key members of management;

 .  Our ability to pay principal and interest on our substantial debt;

 .  Our ability to borrow in the future;

 . Our ability and the ability of our franchisees, suppliers and vendors to implement an effective Year 2000 readiness program;

 .  Adverse legislation or regulation;

 .  Our ability to sustain or increase historical revenues and profit margins;
   and

 . Continuation of certain trends and general economic conditions in our industry.

Accordingly, actual results may differ materially from those expressed or implied by such forward-looking statements contained in this filing. Also, our Registration Statement contains a description of risk factors that you should carefully consider. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this filing might not occur.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use Of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    Exhibit
    Number    Description
    -------   -----------
    10.1      Employment Agreement dated as of March 31, 1999 by and among David
              A. Brandon and TISM, Inc., Domino's, Inc. and Domino's Pizza, Inc.
              (Incorporated by reference to the Exhibit 10.21 to Domino's
              Registration Statement on Form S-4, Registration No. 333-74797.)

    27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.


b.  Current Reports on Form 8-K

    There were no reports filed on Form 8-K during the quarterly period ended March 28, 1999.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DOMINO'S, INC.
                                 (Registrant)


Date:  May 19, 1999                         /s/ Harry J. Silverman
                                            _________________________________
                                            Harry J. Silverman,
                                            Chief Financial Officer