Form 10-Q
period 1999-06-20
DOMINOS INC
filed 1999-08-04
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 20, 1999

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

The number of shares outstanding of the registrant's common stock as of August 4, 1999 was 10 shares.

                         Domino's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                              June 20, 1999   January 3, 1999
(In thousands)                                                 (Unaudited)         (Note)
Assets                                                       --------------  ----------------
Current assets:
         Cash                                                   $  19,489       $     115
         Accounts receivable                                       41,856          48,858
         Inventories                                               17,587          20,134
         Deferred tax assets                                        9,811           9,811
         Other                                                     17,718          17,927
                                                                ---------       ---------
Total current assets                                              106,461          96,845
                                                                ---------       ---------
Property, plant and equipment:
         Land and buildings                                        14,246          14,605
         Leasehold and other improvements                          54,168          52,248
         Equipment                                                112,280         109,517
         Construction in progress                                   3,504           5,486
                                                                ---------       ---------
                                                                  184,198         181,856
         Accumulated depreciation and amortization                117,592         116,890
                                                                ---------       ---------
Total property, plant and equipment                                66,606          64,966
                                                                ---------       ---------
Other assets:
         Deferred tax assets                                       72,758          71,776
         Deferred financing costs                                  40,489          43,046
         Goodwill                                                  14,221          14,179
         Covenants not-to-compete                                  34,249          50,058
         Capitalized software                                      24,763          22,593
         Other                                                     24,314          24,428
                                                                ---------       ---------
Total other assets                                                210,794         226,080
                                                                ---------       ---------
Total assets                                                    $ 383,861       $ 387,891
                                                                =========       =========

Liabilities and stockholder's deficit
Current liabilities:
         Current portion of long-term debt                      $  10,187       $   7,646
         Accounts payable                                          31,843          44,596
         Insurance reserves                                         9,681           9,633
         Accrued income taxes                                       1,670           6,501
         Other accrued liabilities                                 58,712          46,693
                                                                ---------       ---------
Total current liabilities                                         112,093         115,069
                                                                ---------       ---------
Long-term liabilities:
         Long-term debt, less current portion                     714,595         720,480
         Insurance reserves                                        12,337          15,132
         Other accrued liabilities                                 22,482          20,985
                                                                ---------       ---------
Total long-term liabilities                                       749,414         756,597
                                                                ---------       ---------
Stockholder's deficit:
         Common stock                                                  --              --
         Additional paid-in capital                               116,202         114,737
         Retained deficit                                        (593,633)       (598,209)
         Accumulated other comprehensive income                      (215)           (303)
                                                                ---------       ---------
Total stockholder's deficit                                      (477,646)       (483,775)
                                                                ---------       ---------
Total liabilities and stockholder's deficit                     $ 383,861       $ 387,891
                                                                =========       =========

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

                        Domino's, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                             Fiscal Quarter Ended        Two Fiscal Quarters Ended
                                           June 20,        June 14,       June 20,        June 14,
                                             1999            1998           1999            1998
(In thousands)                            -------------------------      -------------------------
Revenues:
     Corporate stores                     $  83,802       $  94,452      $ 170,362       $ 186,770
     Domestic franchise royalties            26,543          24,659         53,159          48,947
     Domestic distribution                  132,785         130,911        267,512         257,986
     International                           12,982          12,280         25,847          24,459
                                          ---------       ---------      ---------       ---------
Total revenues                              256,112         262,302        516,880         518,162
                                          ---------       ---------      ---------       ---------
Operating expenses:
     Cost of sales                          181,089         190,046        366,697         379,171
     General and administrative              55,471          55,896        113,112         108,424
                                          ---------       ---------      ---------       ---------
Total operating expenses                    236,560         245,942        479,809         487,595
                                          ---------       ---------      ---------       ---------
Income from operations                       19,552          16,360         37,071          30,567

Interest income                                 216             204            329             594
Interest expense                             16,911           1,047         34,162           1,843
                                          ---------       ---------      ---------       ---------
Income before provision (benefit)
     for income taxes                         2,857          15,517          3,238          29,318

Provision (benefit) for income taxes         (1,490)          1,136         (1,338)          2,285
                                          ---------       ---------      ---------       ---------
Net income                                $   4,347       $  14,381      $   4,576       $  27,033
                                          =========       =========      =========       =========



See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                        Two Fiscal Quarters Ended
                                                      June 20, 1999     June 14, 1998
                                                      -------------     -------------
(In thousands)
Cash flows from operating activities:
     Net cash provided by operating activities          $ 33,001           $ 33,580
                                                        --------           --------

Cash flows from investing activities:
     Purchases of plant and equipment                    (12,156)           (19,901)
     Other                                                   668             (1,831)
                                                        --------           --------
Net cash used in investing activities                    (11,488)           (21,732)
                                                        --------           --------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt                 --             28,200
     Repayments of long-term debt                         (3,685)            (5,362)
     Capital contribution from Parent                      1,465                 --
     Distributions to Parent                                  --            (29,663)
                                                        --------           --------
Net cash used in financing activities                     (2,220)            (6,825)
                                                        --------           --------

Effect of exchange rate changes on cash                       81                (53)
                                                        --------           --------
Increase in cash                                          19,374              4,970

Cash, at beginning of period                                 115                105
                                                        --------           --------
Cash, at end of period                                  $ 19,489           $  5,075
                                                        ========           ========



See accompanying notes.

Domino's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

June 20, 1999

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 20, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 3, 1999 included in the Domino's, Inc. Form S-4 Registration Statement No. 333-74797.

2.    Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Domino's, Inc., formerly known as Domino's Pizza International Payroll Services, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, Domino's). All significant intercompany accounts and transactions have been eliminated. Domino's, Inc. is a wholly owned subsidiary of TISM, Inc. (TISM).

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

Domino's first three fiscal quarters of a fiscal year each consist of twelve weeks and the fourth quarter of a fiscal year consists of either sixteen or seventeen weeks depending upon whether the fiscal year consists of fifty-two weeks or fifty-three weeks, respectively. The second fiscal quarters of 1999 and 1998 consisted of the twelve week periods ended June 20, 1999 and June 14, 1998, respectively.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". The Company will be required to adopt these Statements beginning with the first fiscal quarter of fiscal year 2001. We have not determined the reporting impact, if any, of the adoption of these Statements.

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

Based on this review, we modified the useful lives for several asset categories. For equipment, estimated useful lives were extended for certain assets from seven years to either ten or twelve years and were shortened for other assets, primarily computer equipment, from either five or seven years to three years. For leasehold improvements, estimated useful lives were extended from five years to ten years, which generally will result in amortization of these assets over the term of the respective leases plus one renewal option period. For furniture and fixtures, estimated useful lives were extended for certain assets from seven years to ten years. For goodwill, which primarily arises from purchases of stores from franchisees, estimated useful lives were shortened in certain circumstances to ten years from the beginning of fiscal 1999. In accordance with generally accepted accounting principles, these changes in useful lives are being applied on a prospective basis to existing assets and will be applied to assets acquired in the future. These changes in accounting estimates have been effected as of the beginning of fiscal 1999, resulting in increases in income from operations and net income as follows (in thousands):

                                                      Fiscal Quarter Ended  Two Fiscal Quarters Ended
                                                         June 20, 1999          June 20, 1999
                                                         -------------          -------------
Net impact of changes in useful lives                        $ 1,350               $ 2,775
Non-recurring charge to eliminate assets which
     had no remaining useful lives                                --                (1,025)
                                                             -------               -------
Increase in income from operations                             1,350                 1,750
Income tax effect                                                540                   700
                                                             -------               -------
Increase in net income                                       $   810               $ 1,050
                                                             =======               =======


5.    Comprehensive Income

The Financial Accounting Standards Board has issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. We adopted this Statement in 1997. Our total comprehensive income was as follows (in thousands):

                                                      Fiscal Quarter Ended    Two Fiscal Quarters Ended
                                                      June 20,      June 14,     June 20,      June 14,
                                                        1999          1998         1999          1998
                                                      ---------------------     ---------    ----------
Net income                                            $  4,347     $ 14,381      $  4,576     $ 27,033
Currency translation adjustment                             14          (52)           57          (39)
Unrealized gain (loss) on investments, net of tax           36          (94)           31           53
                                                      --------     --------      --------     --------
Total comprehensive income                            $  4,397     $ 14,235      $  4,664     $ 27,047
                                                      ========     ========      ========     ========


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

We have three reportable segments as determined by management using the "management" approach as defined in SFAS No. 131: (1) Domestic Stores, (2) Domestic Distribution and (3) International. Our operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and corporate-owned stores throughout the contiguous United States. The Domestic Distribution segment includes the distribution of food, equipment and supplies to franchised and corporate-owned stores throughout the contiguous United States. The International segment includes operations related to our franchising business in foreign and non-contiguous United States markets and our food distribution business in Canada, Alaska, Hawaii, France and, in 1998, Puerto Rico. In December 1998, we sold our Puerto Rico food distribution business to our master franchisee in that market.

The accounting policies of the reportable segments are the same as those we use on a consolidated basis. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation and amortization ("EBITDA").

The tables below summarize the financial information concerning our reportable segments for the fiscal quarter and two fiscal quarters ended June 20, 1999 and June 14, 1998. Intersegment revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Domestic Stores segment. Intersegment sales prices are market based. In 1998, the "Other" column as it relates to EBITDA information below includes charitable contributions, salary of a TISM Director and former majority TISM stockholder and other corporate headquarters costs that we do not allocate to any of the reportable segments. In 1999, such column includes only corporate headquarters costs that we do not allocate to any of the reportable segments. All amounts presented below are in thousands.

                           Fiscal quarter ended June 20, 1999 and June 14, 1998
                           ----------------------------------------------------
               Domestic         Domestic                   Intersegment
                 Stores     Distribution  International        Revenues        Other         Total
                 ------     ------------  -------------        --------        -----         -----
Revenues -
   1999 ...... $110,345         $154,677       $ 12,982       $(21,892)     $     --      $256,112
   1998 ......  119,111          157,387         12,280        (26,476)           --       262,302
EBITDA -
   1999 ......   30,905            7,063          2,234           --          (8,737)       31,465
   1998 ......   27,256            4,047          1,985           --         (11,830)       21,458

                           Two fiscal quarters ended June 20, 1999 and June 14, 1998
                           ---------------------------------------------------------
               Domestic         Domestic                   Intersegment
                 Stores     Distribution  International        Revenues         Other        Total
                 ------     ------------  -------------        --------         -----        -----
Revenues -
   1999 ...... $223,521         $311,594       $ 25,847       $(44,082)      $     --     $516,880
   1998 ......  235,717          311,576         24,459        (53,590)            --      518,162
EBITDA -
   1999 ......   61,408           12,452          4,334           --         (16,504)       61,690
   1998 ......   52,337            8,061          3,899           --         (23,982)       40,315

The following table reconciles total EBITDA above to consolidated income before provision for income taxes:

                                                Fiscal quarter ended     Two fiscal quarters ended
                                             June 20, 1999 June 14, 1998 June 20, 1999 June 14, 1998
                                             --------------------------- ---------------------------
Total EBITDA                                   $ 31,465      $ 21,458      $ 61,690      $ 40,315
Depreciation and amortization                   (11,882)       (4,950)      (24,692)       (9,580)
Interest expense                                (16,911)       (1,047)      (34,162)       (1,843)
Interest income                                     216           204           329           594
Gain (loss) on sale of plant and equipment          (31)         (148)           73          (168)
                                               --------      --------      --------      --------
Income before provision (benefit)
for income taxes                               $  2,857      $ 15,517      $  3,238      $ 29,318
                                               ========      ========      ========      ========

No customer accounted for more than 10% of total consolidated revenues in the fiscal quarter or two fiscal quarters ended June 20, 1999 and June 14, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 1999 and 1998 second fiscal quarters referenced herein represent the twelve-week periods ended June 20, 1999 and June 14, 1998, respectively. The 1999 and 1998 half years or two fiscal quarter periods referenced herein represent the twenty four-week periods ended June 20, 1999 and June 14, 1998, respectively.

Results of Operations

Revenues
General. Revenues include sales by corporate-owned stores, royalty fees from domestic and international franchises and sales by our distribution commissaries to domestic and international franchises. Total revenues decreased $6.2 million, or 2.4%, to $256.1 million for the second quarter of 1999 from $262.3 million for the second quarter of 1998. Total revenues decreased $1.3 million, or 0.2%, to $516.9 million for the first half of 1999 from $518.2 million in the same period in 1998. These decreases resulted primarily from reductions in corporate stores revenues, partially offset by increased revenues from domestic distribution and domestic franchise royalties.

Domestic Stores
Corporate Stores. Revenues from Corporate Stores decreased 11.3% to $83.8 million for the second quarter of 1999 from $94.5 million for the same period in 1998. Corporate Stores revenues decreased 8.8% to $170.4 million for the first half of 1999 from $186.8 million for the same period in 1998. These decreases were due primarily to a reduction in the number of corporate stores resulting from our store rationalization program, under which we closed or sold to franchisees 142 stores, primarily in the fourth quarter of 1998. These decreases were partially offset by increases of 5.8% and 8.9% in average corporate store sales for the second quarter and first half of 1999, respectively, over the same periods in 1998. Same store sales for corporate stores decreased 1.6% for the second quarter of 1999 and increased 2.2% for the first half of 1999 as compared to the same periods in 1998. Same store sales during the second quarter of 1999 were negatively impacted by aggressive pricing promotions by competitors. Ending corporate stores decreased by 123, to 645 as of June 20, 1999 from 768 as of June 14, 1998, due mainly to the store rationalization program completed in December 1998.

Domestic Franchise. Revenues from Domestic Franchise operations are derived primarily from royalty income. Revenues from Domestic Franchise operations increased 7.3% to $26.5 million for the second quarter of 1999 from $24.7 million for the same period in 1998. Domestic Franchise operations revenues increased 8.8% to $53.2 million for the first half of 1999 from $48.9 million for the same period in 1998. These increases are attributable primarily to 1.4% and 2.9% increases in average store sales for the second quarter and first half of 1999, respectively, as compared to the same periods in 1998, and an increase in the average number of domestic franchise stores, due mainly to sales of corporate stores to franchisees in the store rationalization program and additional franchise store openings. Same store sales for domestic franchises increased 1.8% and 4.1% for the second quarter and first half of 1999, respectively, as compared to the same periods in 1998. Similarly to corporate stores, domestic franchise stores same store sales trends were negatively impacted by aggressive price discounting by competitors during the second fiscal quarter of 1999. Ending domestic franchise stores increased by 173 to 3,880 as of June 20, 1999 from 3,707 as of June 14, 1998.

Domestic Distribution. Revenues from Domestic Distribution operations are derived primarily from the sale of food, equipment and supplies to domestic franchise stores and, to a lesser extent, the sale of equipment to international stores, and exclude sales to corporate-owned stores. Revenues from Distribution operations increased 1.4% to $132.8 million for the second quarter of 1999 from $130.9 million for the same period in 1998. Revenues from distribution increased 3.6% to $267.5 million for the first half of 1999 from $258 million for the same period in 1998. The increase was mainly due to an increase in food sales to franchisees, primarily relating to the increases in Domestic Franchise store sales and number of stores discussed above, partially offset by decreased equipment sales during the first half of 1999 and a shift in dough product mix from par-baked deep dish and thin crust shells toward lower-priced fresh dough. During the first half of 1998, equipment sales were at high levels resulting from the roll-out of our HeatWave(R) hot bag systems.

International. International revenues, which are derived mainly from food sales to international franchisees, master franchise agreement royalties and, to a lesser extent, franchise and development fees and corporate owned international stores, increased 5.6% to $13 million for the second quarter of 1999 from $12.3 million for the same period in 1998. International revenues for the first half of 1999 increased 5.7% to $25.8 million from $24.5 million for the same period in 1998. The increases in international revenues during 1999 were primarily due to increases in royalty income, the addition of three international corporate stores and international commissary product sales. International franchise royalty revenues increased by 9.7% to $4.7 million and 10.5% to $9.4 million for the second quarter and first half of 1999, respectively, due principally to an increase in the number of international franchise stores. During the first half of 1999, we acquired three stores in France. These stores, which had revenues of $0.2 million in the second quarter of 1999, represent our only corporately owned stores outside of the contiguous United States. International commissary product sales to franchisees increased 2.2% to $7.6 million and 1.8% to $15.2 million for the second quarter and first half of 1999, respectively, due to commencement of commissary operations in France in early 1999 and increased sales in Canadian commissary operations, significantly offset by the impact of the sale of Puerto Rico commissary operations to the master franchisee in that market in late 1998. On a constant dollar basis, same store sales increased by 3.1% and 4.1% for the second quarter and first half of 1999, respectively, from the same periods of 1998. Ending international stores increased by 158 to 1,797 as of June 20, 1999 from 1,639 as of June 14, 1998.

Gross Profit. Gross profit increased 3.7% to $75.0 million for the second quarter of 1999 from $72.3 million for the same period in 1998. Gross profit increased 8.0% to $150.2 million for the first half of 1999 from $139 million for the same period of 1998. As a percentage of revenues, gross profit increased 1.7% and 2.2%, to 29.3% and 29.1% for the second quarter and first half of 1999, respectively, compared to the same periods in 1998. These increases were driven primarily by reductions in corporate stores food, labor and insurance costs that resulted mainly from elimination of underperforming stores through the store rationalization program as well as improved shift scheduling, minimized overtime, reduced insurance premiums and favorable product mix and pricing. Also, Distribution food cost as a percentage of sales decreased slightly, due mainly to a shift in product mix from par-baked deep dish and thin crust shells to higher margin fresh dough. In addition, the cost of sales component of depreciation and amortization expense decreased slightly due to the modification of estimated useful lives for several fixed asset categories effective in the first quarter of 1999.

General and Administrative. General and Administrative expenses consist primarily of regional support offices, corporate administrative functions, corporate store and distribution facility management costs and advertising and promotional expenses. General and administrative expenses decreased 0.8% to $55.5 million for the second quarter of 1999 from $55.9 million for the same period of 1998. General and administrative expenses increased 4.3% to $113.1 million in the first half of 1999 from $108.4 million for the same period of 1998. As a percentage of revenues, general and administrative expenses increased 0.3% to 21.7% for the second quarter of 1999 and increased 1.0% to 21.9% in the first half of 1999, compared to the same period in 1998. These increases are due primarily to increased amortization expense of $7.7 million and $15.4 million for the second quarter and first half of 1999, respectively, with respect to a covenant not-to-compete we entered into with TISM's former principal stockholder at the time of the recapitalization in December 1998, increased information systems costs, primarily for amortization of our recently developed financial and supply chain systems, and a $1.6 million employment severance charge incurred in the second quarter of 1999. These increases in expenses were partially offset by the impact of eliminating a corporate stores field office as part of the store rationalization program and elimination of related party transaction expenses of $5 million and $10.1 million for the second quarter and first half of 1999, respectively, which were primarily comprised of lease payments in excess of current levels to entities controlled by TISM's former principal stockholder and charitable contributions to a foundation managed by TISM's former principal stockholder.

Interest Expense. Interest expense increased $15.9 million to $16.9 million for the second quarter of 1999 and increased $32.3 million to $34.2 million for the first half of 1999 compared to the same periods from the prior year. The increases in interest expense are due to the interest costs, including deferred financing cost amortization, resulting from Domino's December 1998 borrowings of $722.1 million, which were incurred to fund its recapitalization.

Provision (Benefit) for Income Taxes. The benefit for income taxes was $1.5 million and $1.3 million for the second fiscal quarter and first half of 1999, respectively, compared to a provision for income taxes of $1.1 million and $2.3 million for the same periods in 1998. In May 1999, the State of Michigan Supreme Court upheld a favorable lower court tax ruling with respect to an issue that, if decided unfavorably, could have resulted in significant tax cost to the Company. As a result, during the second fiscal quarter of 1999, the Company reversed state tax reserves and related deferred federal tax benefits that were associated with this issue. Additionally, as part of our recapitalization, we converted from "S" Corporation status to "C" Corporation status for federal income tax reporting purposes in December 1998. As a result, the provision for income taxes for the second quarter and first half of 1999 includes U.S. federal and state income taxes and foreign income taxes whereas the provision for income taxes for the same period in 1998 included only foreign income taxes and income taxes of a few states for which we had been taxed at the corporate level.


Liquidity and Capital Resources
We had negative working capital of $5.6 million and $18.2 million at June 20, 1999 and January 3, 1999, respectively. We have generally had negative working capital because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flow from operations and borrowings under our new revolving credit facility.

Operating activities provided cash resources of $33.0 million and $33.6 million in the first half of 1999 and 1998, respectively. The cash provided by operating activities in the first half of 1999 consisted mainly of earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") of $61.7 million, offset by interest payments of $13.8 million, income tax payments of $6.4 million and other changes in operating assets of $8.5 million. EBITDA increased $21.4 million over the same period in 1998 primarily due to increases in gross profit and decreases in administrative expenses, as discussed above. However, this increase was offset primarily by an increase in interest payments of $12 million for the first half of 1999 due to the December 1998 borrowings and a higher use of cash from changes in operating assets due mainly to timing differences, resulting in nearly equal operating cash flows in the first half of 1999 as compared to 1998.

Net cash used in investing activities consists primarily of capital expenditures and investments in marketable securities, partially offset by proceeds from asset sales and collections on notes receivable from franchisees. Net cash used in investing activities was $11.5 million and $21.7 million for the first half of 1999 and 1998, respectively. The decrease in cash used in investing activities for the first half of 1999 resulted primarily from a $7.7 million decrease in capital expenditures.

Capital expenditures were $12.2 million and $19.9 million for the first half of 1999 and 1998, respectively. The higher capital expenditures for the first half of 1998 were primarily attributable to development costs associated with our financial and supply chain computer systems, higher spending for corporate store openings and relocations and the implementation of HeatWave(R) hot bag systems in corporate-owned stores. Management anticipates capital spending will continue below 1998 levels for the remainder of 1999.

We incurred substantial indebtedness in connection with the December 1998 recapitalization. As of June 20, 1999, we had $724.8 million of indebtedness outstanding as compared to $46.3 million of indebtedness outstanding immediately prior to the recapitalization. In addition, we have a stockholder's deficit of $477.6 million as of June 20, 1999, as compared to stockholder's equity of $41.8 million immediately prior to the recapitalization.

Net cash used in financing activities was $2.2 million and $6.8 million for the first half of 1999 and 1998, respectively. In connection with the recapitalization, we borrowed $445 million under term loan facilities and approximately $2.1 million under a revolving credit facility. Cash flows used in financing activities for the first half of 1999 reflected $3.7 million in repayments of long-term debt and $1.5 million received as additional capital contributions from our parent. In 1998, the long-term debt borrowings and distributions were incurred primarily to finance and fund the "S" Corporation income taxes of our parent company's stockholders.

Effective February 1, 1999, we terminated the Distribution profit capitation program. Under this program, our Distribution division had rebated to participating franchisees all Distribution pre-tax profits in excess of 2% of gross revenues from sales to corporate-owned and domestic franchise stores. In addition, at the beginning of fiscal year 1999, corporate-owned stores began participating in the profit sharing program of our Distribution division. This profit sharing plan was amended in the first fiscal quarter of 1999 to increase rebates to participating stores from approximately 45% to approximately 50% of their regional distribution center's pre-tax profits. Although corporate-owned stores had the right to participate in the program, historically only domestic franchise stores participated. We agreed that the aggregate funds available for rebate to participating franchisees in 1999 under the profit sharing plan would be at least $1 million more than the aggregate payments made to franchisees under the profit sharing and profit capitation programs in fiscal year 1998. We agreed to pay any deficiency to participating franchisees on a pro rata basis.

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


Year 2000 Readiness Disclosure
We have recently either replaced or upgraded a majority of our core information systems, including the franchise royalties system, franchise legal system, information warehouse system and ULTRA store system, which is the point-of-sale and operating system for corporate-owned stores. In addition, we are in the process of implementing a full suite of financial and distribution supply chain computer systems. We anticipate the financial systems implementation will be complete no later than October 31, 1999. The implementation of our new distribution supply chain systems is currently underway. We are also in the process of a remediation effort on our legacy supply chain systems to render them Year 2000 compliant. We anticipate the effort to bring legacy supply chain systems into compliance with Year 2000 will be completed no later than October 31, 1999. We believe the completion of this remediation effort will mitigate the risk associated with not completing the new distribution supply chain systems implementation prior to December 31, 1999. Upon completion of this project and/or relevant Year 2000 remediation efforts, we believe that all of our critical internal information systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000. Each of these upgrades was part of our budgeted expenses for upgrading our computer infrastructure and was not primarily undertaken or accelerated because of the Year 2000 issue. We have, however, complemented our system upgrades with an internal compliance team responsible for testing all of our information systems for Year 2000 compliance.

We are also in the process of addressing other less critical equipment and machinery, such as facility equipment, that may contain embedded technology with Year 2000 compliance problems. We expect to complete this effort no later than September 30, 1999. We also have material relationships with franchisees, suppliers and vendors and other significant entities, such as public utilities, that may not have adequately addressed the Year 2000 issue with respect to their equipment or information systems. Although we are attempting to assess the extent of their compliance efforts, we have received written assurances from only a portion of this group and, accordingly, cannot determine the risk to our business.

For the fiscal year ended January 3, 1999, we spent approximately $256,000 addressing the Year 2000 issue. For the year ended January 2, 2000, we estimate we will spend approximately $700,000 addressing the Year 2000 issue, of which we have incurred approximately $438,000 during the first half of 1999. These amounts do not reflect the cost of our internal compliance team or the cost of planned replacement systems, such as the financial and distribution supply chain systems software, which may have a positive impact on resolving the Year 2000 issue. We do not expect that additional costs required to address the Year 2000 issue will have a significant impact on our business or operating results. In the event, however, that we are unable to complete planned upgrades, implement replacement systems or otherwise resolve Year 2000 compliance problems prior to December 31, 1999, or in the event our franchisees or a significant number of our suppliers and vendors do not adequately address the Year 2000 issue before such date, we may experience significant disruption or delays in our operations, which in turn could have a material adverse effect on our business.

At this time, we are still assessing the likely worst case scenario that may result from any significant disruptions or delays in our operations due to Year 2000 compliance issues associated with (1) our critical information systems, (2) other less critical facility equipment or machinery, or (3) a significant number of our franchisees, suppliers and vendors. We expect to complete this analysis within the next several months. Further, except as mentioned above, we have no contingency plans in place to address Year 2000 problems. We plan to evaluate the status of our Year 2000 compliance efforts at the end of September 1999 to determine whether such contingency plans are necessary.

Forward-Looking Statements
Certain statements contained in this filing relating to capital spending levels, the future adequacy of our capital resources and Year 2000 readiness are forward-looking. Also statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, risks and uncertainties relating to the Year 2000 issue, adequacy of insurance coverage and other factors, all of which are described in this 10-Q for the quarter ended June 20, 1999 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company's use of derivative instruments is primarily limited to interest rate swaps and foreign currency forward contracts. The Company does not enter into financial derivatives for trading purposes.

Interest Rate Swaps
We enter into interest rate swaps with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar rate component of the interest on a portion of our variable rate bank debt to a fixed rate of 5.12% through December 2001. At June 20, 1999, the notional amount of these swap agreements was $179 million.

Foreign Currency Forward Contracts
We use foreign currency forward contracts to minimize the effect of a fluctuating Japanese yen on royalty revenues from franchised operations in Japan. As currency rates change, the gains and losses with respect to these contracts are recognized in income. For the fiscal quarter ended June 20, 1999, no significant gains or losses were recognized under the foreign currency forward contracts.

Interest Rate Risk
The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of the Company's debt currently is borrowed at Eurodollar rates plus a blended rate of approximately 3.4% and is sensitive to changes in interest rates. At June 20, 1999, the weighted average interest rate on our $443.5 million of variable interest debt was approximately 8.4% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $34.2 million for the first half of 1999. The potential increase in interest expense for the first half of 1999 from a hypothetical 2% adverse change in the variable interest rates, would be approximately $2.5 million.



PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use Of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

During the second quarter of the fiscal year covered by this report, the Company submitted several matters to a vote of its sole stockholder. On March 31, 1999, in an action by written consent, the sole stockholder of Domino's amended the by-laws to provide for the Company to have six directors, elected Andrew Balson and David A. Brandon as directors of the Company, approved the execution and delivery by the Company of an employment agreement and related agreements with David A. Brandon and approved payments to David A. Brandon pursuant to such agreements. The term as director of each of Robert F. White, Mark E. Nunnelly, Jonas L. Steinman and Thomas S. Monaghan continued after the written consent.

On April 30, 1999, in an action by written consent, the sole stockholder of Domino's amended the by-laws to provide for the Company to have seven directors and elected Robert M. Rosenberg as a director of the Company. The term as director of each of Robert F. White, Mark E. Nunnelly, Jonas L. Steinman, Andrew Balson, David A. Brandon and Thomas S. Monaghan continued after the written consent.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     Exhibit
     Number           Description
     ------           -----------

     27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

     99.1             Risk Factors

b.   Current Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended June 20, 1999.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                DOMINO'S, INC.
                                (Registrant)


Date:  August 4, 1999              /s/ Harry J. Silverman
                                   -------------------------------------------
                                   Harry J. Silverman, Chief Financial Officer