Form 10-Q
period 1999-09-12
DOMINOS INC
filed 1999-10-27
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended:       September 12, 1999

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

                            Yes [X]        No [ ]

The number of shares outstanding of the registrant's common stock as of October 22, 1999 was 10 shares.

                        DOMINO'S, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                                  (UNAUDITED)

(In thousands)                                    September 12, 1999   January 3, 1999
Assets                                                (Unaudited)           (Note)
                                                  -------------------  ----------------
Current assets:
     Cash                                          $  13,374            $     115
     Accounts receivable                              47,166               48,858
     Inventories                                      17,976               20,134
     Deferred tax assets                               9,811                9,811
     Other                                            13,479               17,927
                                                   ---------            ---------
Total current assets                                 101,806               96,845
                                                   ---------            ---------

Property, plant and equipment:
     Land and buildings                               14,246               14,605
     Leasehold and other improvements                 55,048               52,248
     Equipment                                       114,299              109,517
     Construction in progress                          3,372                5,486
                                                   ---------            ---------
                                                     186,965              181,856
     Accumulated depreciation and amortization       118,074              116,890
                                                    ---------           ---------
Total property, plant and equipment                   68,891               64,966
                                                    ---------           ---------

Other assets:
     Deferred tax assets                              73,628               71,776
     Deferred financing costs                         39,083               43,046
     Goodwill                                         16,577               14,179
     Covenants not-to-compete                         26,471               50,058
     Capitalized software                             25,565               22,593
     Other                                            23,790               24,428
                                                   ---------            ---------
Total other assets                                   205,114              226,080
                                                   ---------            ---------
Total assets                                       $ 375,811            $ 387,891
                                                   =========            =========

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt             $  13,082            $   7,646
     Accounts payable                                 34,216               44,596
     Insurance reserves                               10,368                9,633
     Accrued income taxes                              2,464                6,501
     Other accrued liabilities                        46,549               46,693
                                                   ---------            ---------
Total current liabilities                            106,679              115,069
                                                   ---------            ---------

Long-term liabilities:
     Long-term debt, less current portion            711,508              720,480
     Insurance reserves                               11,723               15,132
     Other accrued liabilities                        22,747               20,985
                                                   ---------            ---------
Total long-term liabilities                          745,978              756,597
                                                   ---------            ---------

Stockholder's deficit:
     Common stock                                          -                    -
     Additional paid-in capital                      116,202              114,737
     Retained deficit                               (592,879)            (598,209)
     Accumulated other comprehensive income             (169)                (303)
                                                   ---------            ---------
Total stockholder's deficit                         (476,846)            (483,775)
                                                   ---------            ---------
Total liabilities and stockholder's deficit        $ 375,811            $ 387,891
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

                        DOMINO'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                Fiscal Quarter Ended        Three Fiscal Quarters
                                                                   Ended
                              SEPTEMBER 12, SEPTEMBER 6,  SEPTEMBER 12,   SEPTEMBER 6,
                                 1999          1998           1999          1998
                             -----------    -----------   -------------  -------------
(In thousands)
Revenues:
  Corporate stores              $ 88,081       $ 93,954      $258,443       $280,724
  Domestic franchise
   royalties                      26,602         25,498        79,761         74,445
  Domestic distribution          144,008        133,588       411,520        391,574
  International                   13,212         12,231        39,059         36,690
                                --------     ----------    ----------       --------
Total revenues                   271,903        265,271       788,783        783,433
                                --------     ----------    ----------       --------

Operating expenses:
  Cost of sales                  195,558        197,080       562,255        576,251
  General and
   administrative                 58,174         52,093       171,286        160,517
                                --------     ----------     ---------     ----------
Total operating expenses         253,732        249,173       733,541        736,768
                                --------     ----------     ---------     ----------
Income from operations            18,171         16,098        55,242         46,665

Interest income                      289            177           618            771
Interest expense                  17,028            987        51,190          2,830
                                --------     ----------     ----------    ----------
Income before provision
 (benefit)
  for income taxes                 1,432         15,288         4,670         44,606

Provision (benefit) for
 income taxes                        678          1,156          (660)         3,441
                                --------     ----------     ----------   -----------
Net income                      $    754     $   14,132     $   5,330     $   41,165
                                ========     ==========     =========     ==========


See accompanying notes.

                        DOMINO'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Three Fiscal Quarters Ended
                                                                September 12,   September 6,
                                                                    1999           1998
                                                                ------------  -------------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities                       $ 33,235       $ 53,853
                                                                  --------       --------

Cash flows from investing activities:
  Purchases of plant and equipment                                 (22,023)       (34,176)
  Repayments of notes receivable                                     6,825          1,459
  Other                                                             (2,417)        (2,766)
                                                                  --------       --------
Net cash used in investing activities                              (17,615)       (35,483)
                                                                  --------       --------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt                               -         28,200
  Repayments of long-term debt                                      (3,945)       (11,030)
  Capital contribution from Parent                                   1,465
  Distributions to Parent                                                -        (35,595)
                                                                  --------       --------
Net cash used in financing activities                               (2,480)       (18,425)
                                                                  --------       --------

Effect of exchange rate changes on cash                                119            (23)
                                                                  --------       --------
Increase (decrease) in cash                                         13,259            (78)

Cash, at beginning of period                                           115            105
                                                                  --------       --------
Cash, at end of period                                            $ 13,374       $     27
                                                                  ========       ========


See accompanying notes.

Domino's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

September 12, 1999

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 12, 1999 are not necessarily indicative of the results that may be expected for the year ended January 2, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 3, 1999 included in the Domino's, Inc. Form S-4, Commission File No. 333-74797.

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

Domino's first three fiscal quarters of a fiscal year each consist of twelve weeks and the fourth quarter of a fiscal year consists of either sixteen or seventeen weeks depending upon whether the fiscal year consists of fifty-two weeks or fifty-three weeks, respectively. The third fiscal quarters of 1999 and 1998 consisted of the twelve week periods ended September 12, 1999 and September 6, 1998, respectively.

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

                                                  Fiscal Quarter Ended  Three Fiscal Quarters Ended
                                                   September 12, 1999        September 12, 1999
                                                  --------------------  ----------------------------

Net impact of changes in useful lives                    $1,266                       $ 4,041
Non-recurring charge to eliminate assets which
     had no remaining useful lives                            -                        (1,025)
                                                         ------                       -------
Increase in income from operations                        1,266                         3,016
Income tax effect                                           506                         1,206
                                                         ------                       -------
Increase in net income                                   $  760                       $ 1,810
                                                         ======                       =======


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


                                                     Fiscal Quarter Ended   Three Fiscal Quarters Ended
                                                     Sept. 12,   Sept. 6,     Sept. 12,      Sept. 6,
                                                        1999       1998         1999           1998
                                                     ----------  ---------  -------------  -------------
Net income                                            $ 754      $14,132       $5,330          $41,165
Currency translation adjustment                          38          (27)          95              (66)
Unrealized gain (loss) on investments, net of tax         8         (859)          39             (806)
                                                      -----      -------       ------          -------
Total comprehensive income                            $ 800      $13,246       $5,464          $40,293
                                                      =====      =======       ======          =======

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

We have three reportable segments as determined by management using the "management" approach as defined in SFAS No. 131: (1) Domestic Stores, (2) Domestic Distribution and (3) International. Our operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and corporate-owned stores throughout the contiguous United States. The Domestic Distribution segment includes the distribution of food, equipment and supplies to franchised and corporate-owned stores throughout the contiguous United States. The International segment includes operations related to our franchising business and corporate-owned stores in foreign and non-contiguous United States markets and our food distribution business in Canada, Alaska, Hawaii, France and, in 1998, Puerto Rico. In December 1998, we sold our Puerto Rico food distribution business to our master franchisee in that market.

The accounting policies of the reportable segments are the same as those we use on a consolidated basis. We evaluate the performance of our segments and allocate resources to them based on earnings before interest, taxes, depreciation and amortization ("EBITDA").

The tables below summarize the financial information concerning our reportable segments for the fiscal quarter and three fiscal quarters ended September 12, 1999 and September 6, 1998. Intersegment revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Domestic Stores segment. Intersegment sales prices are market based. In 1998, the "Other" column as it relates to EBITDA information below includes charitable contributions, salary of a TISM Director and former majority TISM stockholder and other corporate headquarters costs that we do not allocate to any of the reportable segments. In 1999, such column includes only corporate headquarters costs that we do not allocate to any of the reportable segments. All amounts presented below are in thousands.



                                       Fiscal quarter ended September 12, 1999 and September 6, 1998
                                      --------------------------------------------------------------

                              Domestic    Domestic                    Intersegment
                               Stores   Distribution  International    Revenues       Other       Total
                              --------  ------------  -------------   ------------   ------       -----
Revenues -
 1999.........                $114,683    $168,515      $13,212       $(24,507)     $    -      $271,903
 1998............              119,452     159,917       12,231        (26,329)          -       265,271

EBITDA -
 1999............               30,791       6,585        2,406            -          (9,720)     30,062
 1998............               26,428       4,070        2,121            -         (11,266)     21,353

                                     Three fiscal quarters ended September 12, 1999 and September 6, 1998
                                     ---------------------------------------------------------------------
                               Domestic     Domestic                  Intersegment
                                Stores    Distribution International    Revenues      Other       Total
                               --------   ------------ -------------  ------------    -----       -----
Revenues -
 1999.........                 $338,204     $480,109      $39,059      $(68,589)     $   -       $788,783
 1998............               355,169      471,493       36,690       (79,919)         -        783,433

EBITDA -
 1999............                92,199       19,037        6,740          -         (26,224)      91,752
 1998............                78,765       12,131        6,020          -         (35,248)      61,668


The following table reconciles total EBITDA above to consolidated income before provision (benefit) for income taxes:


                                                   Fiscal quarter ended          Three fiscal quarters ended
                                              Sept. 12, 1999   Sept. 6, 1998   Sept. 12, 1999   Sept. 6, 1998
                                              ---------------  --------------  ---------------  --------------
Total EBITDA                                        $ 30,062         $21,353         $ 91,752        $ 61,668
Depreciation and amortization                        (11,883)         (5,256)         (36,575)        (14,837)
Interest expense                                     (17,028)           (987)         (51,190)         (2,830)
Interest income                                          289             177              618             771
Gain (loss) on sale of plant and equipment                (8)              1               65            (166)
                                                    --------         -------         --------        --------
Income before provision (benefit)
       for income taxes                             $  1,432         $15,288         $  4,670        $ 44,606
                                                    ========         =======         ========        ========

No customer accounted for more than 10% of total consolidated revenues in the fiscal quarter or three fiscal quarters ended September 12, 1999 and September 6, 1998.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 1999 and 1998 third fiscal quarters referenced herein represent the twelve-week periods ended September 12, 1999 and September 6, 1998, respectively. The 1999 and 1998 three fiscal quarter periods referenced herein represent the thirty-six-week periods ended September 12, 1999 and September 6, 1998, respectively.

RESULTS OF OPERATIONS

Revenues

General. Revenues include sales by corporate-owned stores, royalty fees from domestic and international franchises and sales by our distribution commissaries to domestic and international franchises. Total revenues increased $6.6 million, or 2.5%, to $271.9 million for the third quarter of 1999 from $265.3 million for the third quarter of 1998. Total revenues increased $5.4 million, or 0.7%, to $788.8 million for the first three quarters of 1999 from $783.4
million in the same period in 1998.   These increases in revenues resulted
primarily from increased domestic distribution revenues and franchise royalties, partially offset by reductions in corporate stores revenues.

Domestic Stores

Corporate Stores. Revenues from Corporate Stores decreased 6.3% to $88.1 million for the third quarter of 1999 from $94 million for the same period in 1998. Corporate Stores revenues decreased 7.9% to $258.4 million for the first three quarters of 1999 from $280.7 million for the same period in 1998. These decreases were due primarily to a reduction in the number of corporate stores resulting from our store rationalization program, under which we closed or sold to franchisees 142 stores, primarily in the fourth quarter of 1998. These decreases were partially offset by an 8.8% increase in average corporate store sales for the third quarter and first three quarters of 1999 over the same periods in 1998. Same store sales for corporate stores increased 2.2% for both the third quarter of 1999 and the first three quarters of 1999 as compared to the same periods in 1998. Ending corporate stores decreased by 94, to 654 as of September 12, 1999 from 748 as of September 6, 1998, due mainly to the store rationalization program completed in December 1998.

Domestic Franchise. Revenues from Domestic Franchise operations are derived primarily from royalty income. Revenues from Domestic Franchise operations increased 4.3% to $26.6 million for the third quarter of 1999 from $25.5 million
for the same period in 1998.   Domestic Franchise operations revenues increased
7.3% to $79.8 million for the first three quarters of 1999 from $74.4 million for the same period in 1998. These increases are attributable primarily to 1.4% and 2.3% increases in average store sales for the third quarter and first three quarters of 1999, respectively, as compared to the same periods in 1998, and an increase in the average number of domestic franchise stores, due mainly to sales of corporate stores to franchisees in the store rationalization program and additional franchise store openings. Same store sales for domestic franchises increased 1.8% and 3.3% for the third quarter and first three quarters of 1999, respectively, as compared to the same periods in 1998. Ending domestic franchise stores increased by 171 to 3,909 as of September 12, 1999 from 3,738 as of September 6, 1998.

Domestic Distribution. Revenues from Domestic Distribution operations are derived primarily from the sale of food, equipment and supplies to domestic franchise stores and, to a lesser extent, the sale of equipment to international stores, and exclude sales to corporate-owned stores. Revenues from Distribution operations increased 7.8% to $144 million for the third quarter of 1999 from $133.6 million for the same period in 1998. Revenues from Distribution increased 5.1% to $411.5 million for the first three quarters of 1999 from $391.6 million for the same period in 1998. The increase was mainly due to an increase in food sales to franchisees, primarily relating to the increases in Domestic Franchise store sales and number of stores discussed above, partially offset by a $7.9 million decrease in equipment sales during the first three quarters of 1999 and a shift in dough product mix from par-baked deep dish and thin crust shells toward lower-priced fresh dough. During the first half of 1998, equipment sales were at high levels resulting from the roll-out of our HeatWave(R) hot bag systems.

International. International revenues, which are derived mainly from food sales to international franchisees, master franchise agreement royalties and, to a lesser extent, franchise and development fees and corporate owned international stores, increased 8.2% to $13.2 million for the third quarter of 1999 from $12.2 million for the same period in 1998. International revenues for the first three quarters of 1999 increased 6.5% to $39.1 million from $36.7 million for the same period in 1998. The increases in International revenues during 1999 were primarily due to increases in royalty income, the addition of three international corporate stores and an increase in international commissary product sales. International franchise royalty revenues increased by 14.5% to $5 million and 11.9% to $14.4 million for the third quarter and first three quarters of 1999, respectively, due principally to an increase in the number of international franchise stores. During the second quarter of 1999, we acquired three stores in France. These stores, which had revenues of $0.3 million and $0.5 million in the third quarter and first three quarters of 1999, respectively, represent our only corporately owned stores outside of the contiguous United States. International commissary product sales to franchisees increased 0.9% to $7.4 million and 1.5% to $22.6 million for the third quarter and first three quarters of 1999, respectively, due to commencement of commissary operations in France in early 1999 and increased sales in Canadian commissary operations, significantly offset by the impact of the sale of Puerto Rico commissary operations to the master franchisee in that market in late 1998. On a constant dollar basis, same store sales increased by 4.3% and 4% for the third quarter and first three quarters of 1999, respectively, from the same periods of 1998. Ending international stores increased by 132 to 1,821 as of September 12, 1999 from 1,689 as of September 6, 1998. Also, during the third quarter of 1999, unfavorable economic conditions in Asia resulted in the closure of all 23 Domino's stores in Thailand.

Gross Profit. Gross profit increased 11.9% to $76.3 million for the third quarter of 1999 from $68.2 million for the same period in 1998. Gross profit increased 9.3% to $226.5 million for the first three quarters of 1999 from $207.2 million for the same period of 1998. As a percentage of revenues, gross profit increased 2.4%, to 28.1%, and 2.3%, to 28.7%, for the third quarter and first three quarters of 1999, respectively, compared to the same periods in 1998. These increases were driven primarily by reductions in corporate stores food, labor and insurance costs that resulted mainly from elimination of underperforming stores through the store rationalization program as well as improved shift scheduling, minimized overtime, reduced insurance premiums and favorable product mix and pricing. Also, Distribution food cost as a percentage of sales decreased slightly, due mainly to a shift in product mix from par-baked deep dish and thin crust shells to higher margin fresh dough. In addition, the cost of sales component of depreciation and amortization expense decreased due to the modification of estimated useful lives for several fixed asset categories effective in the first quarter of 1999.

General and Administrative. General and Administrative expenses consist primarily of regional support offices, corporate administrative functions, corporate store and distribution facility management costs and advertising and promotional expenses. General and administrative expenses increased 11.7% to $58.2 million for the third quarter of 1999 from $52.1 million for the same period of 1998. General and administrative expenses increased 6.7% to $171.3 million in the first three quarters of 1999 from $160.5 million for the same period of 1998. As a percentage of revenues, general and administrative expenses increased 1.8% to 21.4% for the third quarter of 1999 and increased 1.2% to 21.7% in the first three quarters of 1999, compared to the same periods in 1998. These increases are due primarily to increased amortization expense of $7.7 million and $23.1 million for the third quarter and first three quarters of 1999, respectively, with respect to a covenant not-to-compete we entered into with TISM's former principal stockholder at the time of the recapitalization in December 1998, increased information systems costs, primarily for amortization of our recently developed financial and supply chain systems, and $2 million and $3.6 million of employment severance charges incurred in the third quarter and first three quarters of 1999, respectively. These increases in expenses were partially offset by the impact of eliminating a corporate stores field office as part of the store rationalization program and elimination of related party transaction expenses of $4.7 million and $14.9 million for the third quarter and first three quarters of 1999, respectively, which were primarily comprised of lease payments in excess of current levels to entities controlled by TISM's former principal stockholder and charitable contributions to a foundation managed by TISM's former principal stockholder.

Interest Expense. Interest expense increased $16 million to $17 million for the third quarter of 1999 and increased $48.4 million to $51.2 million for the first three quarters of 1999 compared to the same periods from the prior year. The increases in interest expense are due to the interest costs, including deferred financing cost amortization, resulting from Domino's December 1998 borrowings of $722.1 million, which were incurred to fund its recapitalization.

Provision (Benefit) for Income Taxes. The provision for income taxes was $0.7 million for the third quarter of 1999 and the benefit was $0.7 million for the first three quarters of 1999, respectively, compared to provisions for income taxes of $1.2 million and $3.4 million for the same periods in 1998. In
May 1999, the State of Michigan Supreme Court upheld a favorable lower court tax ruling with respect to an issue that, if decided unfavorably, could have resulted in significant tax cost to the Company. As a result, during the second fiscal quarter of 1999, the Company reversed state tax reserves and related deferred federal tax benefits that were associated with this issue. Additionally, as part of our recapitalization, we converted from "S" Corporation status to "C" Corporation status for federal income tax reporting purposes in December 1998. As a result, the provision for income taxes for the third quarter and first three quarters of 1999 includes U.S. federal and state income taxes and foreign income taxes whereas the provision for income taxes for the same periods in 1998 included only foreign income taxes and income taxes of a few states for which we had been taxed at the corporate level.


Liquidity and Capital Resources

We had negative working capital of $4.9 million and $18.2 million at September 12, 1999 and January 3, 1999, respectively. We operate with negative working capital because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flow from operations and borrowings under our new revolving credit facility.

Operating activities provided cash resources of $33.2 million and $53.9 million in the first three quarters of 1999 and 1998, respectively. The cash provided by operating activities in the first three quarters of 1999 consisted mainly of earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") of $91.8 million, offset by interest payments of $43.2 million, income tax payments of $7.3 million and other changes in operating assets of $8.1 million. EBITDA increased $30.1 million over the same period in 1998 primarily due to the increases in gross profit and decreases in general and administrative expenses, net of non-cash items, as discussed above. However, this increase was offset primarily by an increase in interest payments of $40.7 million for the first three quarters of 1999 due to the December 1998 borrowings and a higher use of cash from changes in operating assets due mainly to timing differences, resulting in a reduction in operating cash flows in the first three quarters of 1999 as compared to 1998.

Net cash used in investing activities consisted primarily of capital expenditures and investments in marketable securities, partially offset by proceeds from asset sales and collections on notes receivable from franchisees. Net cash used in investing activities was $17.6 million and $35.5 million for the first three quarters of 1999 and 1998, respectively. The decrease in cash used in investing activities for the first three quarters of 1999 resulted primarily from a $12.2 million decrease in capital expenditures and an increase in collections on notes receivable of $5.4 million.

Capital expenditures were $22 million and $34.2 million for the first three quarters of 1999 and 1998, respectively. During the third quarter of 1999, we acquired eleven franchise stores for $3.3 million. The higher capital expenditures for the first three quarters of 1998 were primarily attributable to $4.2 million for the acquisition of two commissaries, $2.6 million for the implementation of HeatWave hot bag systems in corporate-owned stores, development costs associated with our financial and supply chain computer systems and higher spending for corporate store openings and relocations. Management anticipates capital spending will continue below 1998 levels for the remainder of 1999.

We incurred substantial indebtedness in connection with the December 1998 recapitalization, comprised of $445 million under term loan facilities, $275 million of senior subordinated notes and approximately $2.1 million under a revolving credit facility. As of September 12, 1999, we had $724.6 million of indebtedness outstanding as compared to $46.3 million of indebtedness outstanding immediately prior to the recapitalization. In addition, we have a stockholder's deficit of $476.8 million as of September 12, 1999, as compared to stockholder's equity of $41.8 million immediately prior to the recapitalization.

Net cash used in financing activities was $2.5 million and $18.4 million for the first three quarters of 1999 and 1998, respectively. Cash flows used in financing activities for the first three quarters of 1999 reflected $3.9 million in repayments of long-term debt and $1.5 million received as additional capital contributions from our parent. In 1998, the long-term debt borrowings and distributions were incurred primarily to finance and fund the "S" Corporation income taxes of our parent company's stockholders.

Effective February 1, 1999, we terminated the Distribution profit capitation program. Under this program, our Distribution division had rebated to participating franchisees all Distribution pre-tax profits in excess of 2% of gross revenues from sales to corporate-owned and domestic franchise stores. In addition, at the beginning of fiscal year 1999, corporate-owned stores began participating in the profit sharing program of our Distribution division. This profit sharing plan was amended in the first fiscal quarter of 1999 to increase rebates to participating stores from approximately 45% to approximately 50% of their regional distribution centers' pre-tax profits. Although corporate-owned stores had the right to participate in the program, historically only domestic franchise stores participated. We agreed that the aggregate funds available for rebate to participating franchisees in 1999 under the profit sharing plan would be at least $1 million more than the aggregate payments made to franchisees under the profit sharing and profit capitation programs in fiscal year 1998. We agreed to pay any deficiency to participating franchisees on a pro rata basis.

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


Year 2000 Readiness Disclosure
We have either replaced or upgraded a majority of our core information systems, including the franchise royalties system, franchise legal system, information warehouse system and ULTRA store system, which is the point-of-sale and operating system for corporate-owned stores. In addition, we are in the process of implementing a full suite of financial and distribution supply chain computer systems. We have completed the financial systems implementation and the implementation of our new distribution supply chain systems is currently underway. We have remediated our legacy supply chain systems to be Year 2000 compliant. We believe that all of our critical internal information systems will operate correctly with regard to the import, export, and processing of date information, including correct handling of leap years, in connection with the change in the calendar year from 1999 to 2000. Each of these upgrades was part of our budgeted expenses for upgrading our computer infrastructure and was not primarily undertaken or accelerated because of the Year 2000 issue. We have, however, complemented our system upgrades with an internal compliance team responsible for testing all of our information systems for Year 2000 compliance.

Over 90% of our domestic franchised stores utilize either ULTRA or Breakaway systems for operating their stores. Year 2000 upgrades and testing materials for these systems has been provided to the franchisees who, to date, have completed testing at over 56% of their stores. For domestic franchisees who use neither ULTRA nor Breakaway store systems, we are currently working with their store systems vendors to resolve any Year 2000 issues. We have also assessed the likely worst case scenarios that may result from any significant disruption or system failure in the franchisee's store operating systems and have prepared a detailed contingency plan that will be distributed to all franchise stores prior to year end.

Over 58% of our international franchised stores utilize either ULTRA or Breakaway systems for operating their stores. The remaining 42% either utilize a country-specific system for operating their stores or are not yet computerized. To date, 36% of the international franchised stores (including stores that are not yet computerized) are Year 2000 compliant. Year 2000 upgrades and testing materials for those stores utilizing either ULTRA or Breakaway systems are available to franchisees. For international franchisees who use neither ULTRA nor Breakaway store systems, the franchisees have communicated that they are adequately addressing the Year 2000 issue. We have also assessed the likely worst case scenarios that may result from any significant disruption or system failure in the franchisee's store operating systems and have prepared a detailed contingency plan that will be distributed to all franchise stores prior to year end.

We have addressed other less critical equipment and machinery, such as facility equipment, that may contain embedded technology with Year 2000 compliance problems and have confirmed that they will operate normally in the year 2000 and beyond. We also have material relationships with suppliers, vendors and other significant entities, such as public utilities, that may not have adequately addressed the Year 2000 issue with respect to their equipment or information systems. Although we are attempting to assess the extent of their compliance efforts, we have received written assurances from only a portion of this group and, accordingly, cannot determine the risk to our business.

We have assessed the likely worst case scenarios that may result from any significant disruptions or delays in our operations due to Year 2000 compliance issues associated with (1) our critical information systems, (2) other less critical facility equipment or machinery, or (3) a significant number of our suppliers and vendors. We have contingency plans in place to address these potential Year 2000 problems.

For the fiscal year ended January 3, 1999, we spent approximately $256,000 addressing the Year 2000 issue. For the year ended January 2, 2000, we estimate we will spend approximately $1 million addressing the Year 2000 issue, of which we have incurred approximately $873,000 during the first three quarters of 1999. These amounts do not reflect the cost of our internal compliance team or the cost of planned replacement systems, such as the financial and distribution supply chain systems software, which may have a positive impact on resolving the Year 2000 issue. We do not expect that additional costs required to address the Year 2000 issue will have a significant impact on our business or operating results. In the event our franchisees or a significant number of our suppliers and vendors do not adequately address the Year 2000 issue before such date, we may experience significant disruption or delays in our operations, which in turn could have a material adverse effect on our business.


Forward-Looking Statements

Certain statements contained in this filing relating to capital spending levels, the adequacy of our capital resources and Year 2000 readiness are forward-looking. Also statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, risks and uncertainties relating to the Year 2000 issue, adequacy of insurance coverage and other factors, all of which are described in the 10-Q for the quarter ended June 20, 1999 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company's use of derivative instruments is primarily limited to interest rate swaps and foreign currency forward contracts. The Company does not enter into financial derivatives for trading purposes.

Interest Rate Swaps

We enter into interest rate swaps with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar rate component of the interest on a portion of our variable rate bank debt to a fixed rate of 5.12% through December 2001. At September 12, 1999, the notional amount of these swap agreements was $179 million.

Foreign Currency Forward Contracts
We use foreign currency forward contracts to minimize the effect of a fluctuating Japanese yen on royalty revenues from franchised operations in Japan. As currency rates change, the gains and losses with respect to these contracts are recognized in income. For the fiscal quarter ended September 12, 1999, no significant gains or losses were recognized under the foreign currency forward contracts.

Interest Rate Risk
The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of the Company's debt currently is borrowed at Eurodollar rates plus a blended rate of approximately 3.3% and is sensitive to changes in interest rates. At September 12, 1999, the weighted average interest rate on our $443.5 million of variable interest debt was approximately 8.7% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $51.2 million for the first three quarters of 1999. The potential increase in interest expense for the first three quarters of 1999 from a hypothetical 2% adverse change in the variable interest rates, would be approximately $3.7 million.


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

b.  Current Reports on Form 8-K

  There were no reports filed on Form 8-K during the quarter ended September 12, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DOMINO'S, INC.
                                         (Registrant)


Date: October 26, 1999                   /s/ Harry J. Silverman
                                         -------------------------
                                         Harry J. Silverman,
                                         Chief Financial Officer