Form 10-K
period 2000-01-02
DOMINOS INC
filed 2000-03-30
CIK 1079458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended January 2, 2000, or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                          Commission File No. 333-74797


                                 DOMINO'S, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                          38-3025165
(State or other jurisdiction of                            (I.R.S. employer
 incorporation or organization)                         identification number)


              30 Frank Lloyd Wright Drive Ann Arbor, Michigan 48106
               (Address of principal executive offices)(Zip Code)

                                 (734) 930-3030
               (Registrants telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Exchange Act:


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

There were 10 shares of the registrant's Common Stock issued and outstanding on March 15, 2000.

                                     PART I

ITEM 1.  BUSINESS.

         Domino's, Inc., is the leading pizza delivery company in the United States. We operate through a world-wide network of over 6,500 franchise and corporate-owned stores which generated system-wide sales of approximately $3.4 billion for the fiscal year ended January 2, 2000. System-wide sales by our domestic franchise and corporate-owned stores accounted for approximately 28% of the United States pizza delivery market in 1999.

         Domino's offers a focused menu of high quality, value priced pizza with three types of crust (Hand-Tossed, Thin Crust and Deep Dish), along with buffalo wings, cheesy bread and bread sticks. Our hand-tossed pizza is made from fresh dough produced in our regional distribution centers. We prepare every pizza using real cheese, pizza sauce made from fresh tomatoes and a choice of high quality meat and vegetable toppings in generous portions. Our focused menu and use of premium ingredients enable us to consistently and efficiently produce high quality pizza.

         Over the 39 years since our founding, we have developed a simple, cost-efficient model. We offer a limited menu, our stores are designed for delivery and we do not offer dine-in service. As a result, our stores require relatively small, low rent locations and limited capital expenditures. Outside the contiguous United States, we generally follow the same operating model with some adaptations to local eating habits and consumer preferences. Our simple operating model helps to maintain consistent food quality and to minimize store expenses and capital commitments.

         The Domino's brand is widely recognized and identified by consumers in the United States as the leader in pizza delivery. We have built this successful brand image and recognition through extensive national and local television, print and direct mail campaigns. Over the past five years, Domino's and its franchisees have invested an estimated $980 million on national, cooperative and local advertising in the United States. The Domino's brand name is one of Ad Age's "100 Megabrands," a list which includes other prominent brands such as Coke(R), Campbell's(R), Kodak(R) and Wrigley(R).

         Domino's operates through three business segments:

             -        Domestic Stores, consisting of:


                               Corporate, which operates our domestic network of 656 corporate-owned stores;

                               Franchise, which oversees our domestic network of 3,973 franchise stores;

             -        Distribution, which operates our eighteen regional
                 distribution centers and one equipment distribution center that sell food, equipment and supplies to our domestic corporate and franchise stores and equipment to international stores; and

             -        International, which oversees our network of 1,930
                 franchise stores in 64 international and off-shore markets, including Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and Guam, and distributes food to stores in Alaska, Hawaii, Canada and France.

INDUSTRY OVERVIEW

         The United States pizza market had sales of approximately $23.8 billion in 1999. This market has three segments: dine-in, carry-out and delivery. We focus on the delivery segment, which accounted for approximately $7.0 billion or 30% of the total United States pizza market in 1999. Pizza delivery has been the fastest growing segment of this market, with compound annual growth of 6.3% between 1997 and 1999, as compared to 3.4% for the dine-in-segment and 5.1% for the carry-out segment over the same period.

         Domestic pizza delivery sales have not only grown quickly, but have also shown stable growth. From 1989 through 1999, pizza delivery sales in the United States grew at a compound annual rate of 6.0%. Even in the recessionary period during 1990 and 1991, pizza delivery sales in the United States continued to grow at an annual compound rate of 2.5%.

         We believe that growth and stability in the pizza delivery market will persist as a result of several continuing demographic factors. In particular, we believe that longer work schedules and the prevalence of dual career families have led to rapid growth in the demand for delivered food. We believe that delivered pizza is well positioned to capitalize on these trends as other food products have difficulty matching the value, consistency and timely delivery of pizza.

COMPETITIVE STRENGTHS

         Leading Market Position. With system-wide sales accounting for approximately 28% of the United States pizza delivery market in 1999, Domino's is the leading pizza delivery company in the United States. Outside the United States we generally hold either the leading market share or are a strong number two in the key markets where we compete. Our leadership positions in these key markets and our strong global presence provide significant cost and marketing advantages relative to smaller delivery competitors.

         Strong Brand Equity. Our brand name is widely recognized by consumers in the United States as the leader in pizza delivery. Over the past five years, Domino's and its franchisees have invested an estimated $980 million on national, cooperative and local advertising in the United States. We continue to reinforce the strength of our brand name recognition with extensive advertising through national and local television, print and direct mail. The strength of our brand is reflected in its selection as one of Ad Age's "100 Megabrands," a list which includes other prominent brands such as Coke(R), Campbell's(R), Kodak(R) and Wrigley(R).

         Focused and Cost-efficient Operating System. We have focused on pizza delivery since our founding in 1960. Over this time, we have developed a simple, cost-efficient operating system for producing a streamlined menu offering. Our limited menu, efficient food production process and extensive employee training program allow us to produce our pizza in approximately ten minutes. The simplicity and efficiency of our store operations gives us significant advantages over competitors that also participate significantly in the carry-out or eat-in segments of the pizza market and, as a result, have more complex operations. Consequently, we believe these competitors have a difficult time matching Domino's value, quality and consistency in the delivery segment.

         Minimal Capital Requirements. We have minimal capital expenditure and working capital requirements. Our capital expenditures are minimal because we focus on delivery and because our franchisees fund all capital expenditures for their stores. Since our stores do not offer eat-in service, they do not require expensive locations, are relatively small (1,000-1,300 square feet) and are inexpensive to build and furnish as compared to other fast food establishments. A new Domino's store typically requires only $125,000 to $250,000 in initial capital, far less than typical establishments of many of our major competitors. Because approximately 86% of our domestic stores are franchised, our share of system-wide capital expenditures is small. In addition, Domino's requires minimal working capital as we collect approximately 98% of our royalties from domestic franchisees within three weeks of when the royalty is generated and achieve more than 50 inventory turns per year in our regional distribution centers. We believe these minimal working capital requirements are advantageous for funding our continued growth.

         Strong Franchise Relationships. We believe our strong relationships with franchisees are a critical component of our success. We support our franchisees by providing training, financial incentives and infrastructure. We employ an owner-operator model that results in our franchisees owning an average of three stores, considerably fewer than most franchise models. We also believe that our franchise owners enjoy some of the most attractive economics within the fast food industry. Our strong cooperation with our franchisees is demonstrated by an over 96% voluntary participation rate in our domestic distribution system and strong franchisee participation in co-operative advertising programs. Because we experienced a contract renewal rate of over 99% and more than 120 new franchisees entered the system in 1999, we believe our franchise system will continue to be a stable and growing component of our business.

         Efficient National Distribution System. We operate a nationwide network of eighteen regional distribution centers. Each is generally located within a 300-mile radius of the stores it serves. We take advantage of volume purchasing of food and supplies, to provide consistency, efficiencies of scale and low cost distribution. Our distribution system has an on-time accuracy rate of over 98% and allows our store managers to focus on store operations and customer service.

BUSINESS STRATEGY

         Our business strategy has been to grow revenues and profitability by focusing on our delivery expertise: prompt delivery of high quality product, operational excellence and brand recognition through strong promotional advertising. This strategy has resulted in our leading market position and track record of profitable growth. We intend to achieve further growth and strengthen our competitive position through the continued implementation of this strategy and the following initiatives:

         Focus on Core Competencies. We believe three core competencies are crucial to our future growth: Build the Brand, Maintain High Standards and Flawless Execution. We have streamlined our organization and structured our operations, marketing and advertising to achieve these objectives.

         Capitalize on Strong Industry Dynamics. We believe that the pizza delivery market will continue to show strong growth and stability as a result of several positive demographic trends. These trends include more dual career families, longer work weeks and increased consumer emphasis on convenience. In addition, we believe that the low cost and high value of pizza will support continued industry growth even during an economic slowdown. Domino's is well positioned to take advantage of these dynamics, given our market leadership position, strong brand name and cost-efficient operating model.

         Leverage Market Leadership Position and High Brand Awareness. Domino's is the leading pizza delivery company in the United States. System-wide sales by our corporate and domestic franchise stores accounted for approximately 28% of the United States pizza delivery market in 1999. Our market leadership position and strong brand give us significant marketing strength relative to our smaller competitors. We believe strong brand recognition is important in the pizza delivery industry because consumer decisions are strongly influenced by brand awareness. We intend to continue investments that promote our brand name and enhance our recognition as the leader in pizza delivery.

         Expand Store Base. We plan to continue expanding our base of traditional domestic stores, enter new domestic markets with non-traditional (Delivery Express) stores and increase our network of international stores. We plan to strengthen our competitive position in strong markets and improve our strength in under-penetrated markets. We also believe that a significant opportunity exists to open new franchise stores in under-penetrated international markets.

At the end of 1999, we had opened 45 Domino's Delivery Express stores which provide both delivery and carry-out services from convenience type stores in lightly populated markets. We intend to aggressively open these non-traditional stores.

COMPANY HISTORY

         Thomas Monaghan founded Domino's in 1960. Prior to December 1998, Domino's was a wholly-owned subsidiary of Domino's Pizza, Inc. During December 1998, prior to the recapitalization described below, Domino's Pizza distributed its ownership interest in Domino's to TISM, the current parent corporation of Domino's. TISM then contributed its ownership interest in Domino's Pizza, which had been a wholly-owned subsidiary of TISM, to Domino's, effectively converting Domino's from a subsidiary to the parent of Domino's Pizza.

         On December 21, 1998, investors, including funds associated with Bain Capital, management and others, acquired a controlling interest in Domino's through a series of transactions, including a merger of a special purpose corporation organized by Bain Capital into TISM. Specifically:

             - Investors, including funds associated with Bain Capital, management and others, invested $229.2 million to acquire common stock of TISM, which represented approximately 93% of its outstanding common stock immediately following the recapitalization, and $101.1 million to acquire cumulative preferred stock of TISM.

             - The prior stockholders of TISM retained a portion of their voting common stock in TISM equal to $17.5 million, or approximately 7% of the outstanding common stock of TISM immediately following the recapitalization. In the merger, these stockholders received $903.2 million for their remaining common stock and TISM contingent notes payable for up to an aggregate of $15 million in certain circumstances upon the sale or transfer to non-affiliates by the Bain Capital funds of more than 50% of their initial common stock ownership in TISM.

         The recapitalization and related expenses were financed in part through the sale of equity securities and retention of the common stock discussed above. The remaining financing was obtained through:

             - Borrowings under senior credit facilities with aggregate availability of $545 million, consisting of $445 million in term loans and a revolving credit facility of up to $100 million; and

             - The sale of $275 million of 10 3/8% Senior Subordinated Notes due in 2009.

OPERATIONS

         General. We believe our operating model is differentiated from other pizza competitors that are not focused primarily on the delivery business. Our business model has competitive advantages, including production-oriented store design, efficient and consistent operational processes, strategic location to facilitate delivery service, favorable store economics and a focused menu.

         Production-Oriented Store Design. Our typical store is small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, high-quality pizza for delivery. Our stores are production facilities and, accordingly, do not have a dine-in section.

         Efficient and Consistent Operational Processes. Each store executes an operational process which includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing, and delivery. The entire pizza production process is designed for completion in less than ten minutes to allow sufficient time for safe delivery within 25 to 30 minutes of ordering. This simple and focused operational process has been achieved through years of continuous improvement, resulting in a high level of efficiency.

         Strategic Locations. We locate our stores strategically to facilitate quality delivery service to our customers. The majority of our stores are located in populated areas adjacent to large or mid-size cities, on or near college campuses or military bases. The majority of our stores serve from 5,000 to 15,000 addresses. We use geographic information software, which incorporates variables such as household count, traffic volumes, competitor locations, household demographics and visibility, to evaluate and identify potential store locations.

         Favorable Store Economics. Because our stores do not offer dine-in service or rely heavily on carry-out, the stores typically do not require expensive real estate, are relatively small, and are inexpensive to build-out and furnish as compared to other fast food establishments. A new Domino's store typically requires only $125,000 to $250,000 in initial capital, far less than many other fast food establishments. Our stores also benefit from lower maintenance costs as store assets have long lives and updates are not frequently required.

         Focused Menu. We maintain a focused menu that is designed to present an attractive, high quality offering to customers, while expediting delivery and avoiding errors in the order process. The menu has three simple components: pizza size, pizza type and pizza toppings. Most stores carry two sizes of traditional Hand-Tossed, Deep Dish and Thin Crust pizza. The typical store also offers bread sticks, cheesy bread and buffalo wings. We also occasionally offer new products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

DIVISIONAL OVERVIEW

         General. We operate through three business segments: (i) Domestic Stores, consisting of Corporate, which operates our network of 656 corporate-owned stores, and Franchise, which oversees our domestic network of 3,973 franchise stores; (ii) Distribution, whose eighteen regional food distribution centers and one equipment distribution center supply food, store equipment and supplies to corporate-owned and domestic franchise stores and equipment to international stores; and (iii) International, which oversees our network of 1,930 international franchise stores in 64 international and off-shore markets including Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and Guam.

         Domestic Stores. Our network of corporate stores plays an important strategic role in our predominately franchised system. In particular, we utilize our corporate stores as a forum for training new store managers and prospective franchisees, and as a test site for new products and store operational improvements. We also believe that our corporate stores add economies of scale for advertising, marketing and other fixed costs traditionally borne by franchisees. Corporate is divided into two geographic regions and is managed through thirteen field offices in the contiguous United States.

         Our domestic franchisees own and operate a network of 3,973 stores in the contiguous United States. Our domestic franchises are operated by highly qualified entrepreneurs who own and operate an average of three stores. Our principal sources of revenue from domestic franchise store operations are royalty payments and, to a much lesser extent, fees for store openings and transfers.

         Our domestic franchises are currently managed through five regional offices located in Dallas, Texas; Atlanta, Georgia; Santa Ana, California; Linthicum, Maryland; and Ann Arbor, Michigan. A sixth office in Nashville, Tennessee is scheduled to open in fiscal 2000. The regional offices provide training, financial analysis, store development, store operational audits and marketing strategy services for the franchisees. We maintain a close relationship and direct link with the franchise stores through regional franchise teams, an array of computer-based training materials that ensure franchise stores operate in compliance with specified standards, and franchise advisory groups that facilitate communications between us and our franchisees.

         Distribution. Distribution operates one equipment distribution center and eighteen regional food distribution centers located throughout the United States that purchase, receive, store and deliver uniform, high-quality pizza-related supplies to both domestic franchise and corporate stores. Each regional food distribution center serves an average of 250 stores, generally located within a 300-mile radius.

         Distribution services all of the corporate stores and over 96% of the domestic franchise stores, even though we give our domestic franchisees the option of satisfying their food and equipment needs through approved independent suppliers. Distribution supplies products ranging from fresh dough and basic food items to pizza boxes and cleaning supplies. Distribution drivers also unload supplies and stock store shelves after hours, thereby minimizing disruption of store operations during the day. We believe that franchisees choose to obtain supplies from us because we provide the most efficient and cost-effective alternative.

         Distribution offers a profit sharing arrangement to stores that purchase 100% of their food and supplies from Distribution. All of our corporate stores and substantially all franchise stores buying from Distribution participate. We believe these arrangements strengthen our ties with these franchisees, secure a stable source of revenue and provide incentives for franchisees to work closely with us to reduce costs. These profit sharing arrangements provide corporate stores and participating franchisees with approximately 50% of their regional distribution center's pre-tax profits. Distribution paid out $24.8 million to franchisees participating in the profit sharing program in 1999.

         Distribution's information systems are an integral part of its superior customer service. Distribution employs routing strategies to reduce the frequency of late deliveries, utilizing software to determine store routes on a daily basis for optimal efficiency. Through our strategic distribution center locations and proven routing systems, we achieved on-time delivery rates of over 98% in 1999.

         International. International oversees our network of over 1,930 stores in 64 international and off-shore markets, including Alaska, Hawaii, Puerto Rico, the U.S. Virgin Islands and Guam. We have over 200 franchise stores in each of Mexico, Japan, Canada, and the United Kingdom and over 100 franchise stores in each of Australia, South Korea and Taiwan. The principal sources of revenues from international operations are royalty payments by franchisees, food sales to franchisees, and fees from master franchise agreements and store openings.

         We generally grant international franchises through master franchise agreements to well-capitalized entities who have knowledge of the local markets. These master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores in a particular geographic area and contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. In a small number of countries, we franchise directly to individual store operators.

FRANCHISE PROGRAM

         General. The success of our unique franchise formula, together with the relatively low initial capital investment required to open a franchise store, has enabled us to attract a large number of highly motivated entrepreneurs as franchisees. We consider franchisees to be a vital part of our continued growth and believe our relationships with franchisees are excellent. The franchise program consists of a network of domestic and international franchise stores. As of January 2, 2000, there were 1,322 franchisees operating 3,973 franchise stores in the contiguous United States and 496 franchisees operating 1,930 stores in 64 international and off-shore markets.

         Franchisee Selection. We maintain the strength of our franchise store base by seeking franchisees who are willing to commit themselves to operating franchise stores and by applying rigorous standards to prospective franchisees. Specifically, we require all prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of domestic franchisees prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in outside business investments, which focuses the franchisees on operating their stores. We believe these standards are unique to the franchise industry and result in highly qualified and focused store operators, while helping to maintain the strength of the Domino's brand.

         Standard Domestic Franchise Agreements. We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store for a term of ten years, with an option to renew for an additional ten years. We experienced franchise renewal rates in 1999 in excess of 99%. Under the current standard franchise agreement, we assign an exclusive Area of Primary Responsibility to each franchise store. During the term of the franchise agreement, the franchisee is generally required to pay a 5.5% royalty fee, subject in certain instances to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including a franchisee's failure to make payments when due or failure to adhere to specified policies and standards.

         International Franchisee Selection. The majority of franchisees outside of the contiguous United States are master franchisees with franchise rights for entire regions or countries. These prospective candidates are required to possess or have access to local market knowledge required to establish and develop Domino's Pizza stores and a distribution system. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture and laws. We also require the candidates to have access to sufficient capital to meet growth and development plans.

         Standard International Franchise Agreements. We enter into master franchise agreements with our international franchisees under which the master franchisee may open and operate franchise stores or, under specified conditions, enter into sub-franchise agreements for a term of ten to twenty years, with an option to renew for an additional ten year term. The master franchisee is required to pay an initial, one-time franchisee fee, as well as an additional franchise fee upon the opening of each new store. These fees vary by contract. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of sales, which also varies.

         Franchise Store Development. We furnish each domestic franchisee with assistance in selecting sites, developing stores and conforming to the physical specifications for typical stores. Each domestic franchisee is responsible for selecting the location for a store but must obtain approval for store design and location based on accessibility and visibility of the site and targeted demographic factors, including population density, income, age and traffic. We provide design plans, fixtures and equipment for most franchisee locations at competitive prices.

         Franchisee Financing Programs. We have an established internal financing program to assist domestic franchisees in opening stores. We generally provide financing of up to $100,000 for the purpose of opening new stores to franchisees who are creditworthy and have adequate working capital. The franchisees may use the funds to purchase equipment, signage, leasehold improvements or supplies, with the condition that leasehold improvements cannot exceed $35,000. We have also historically offered to finance the sale of certain corporate stores to domestic franchisees and the implementation of new products and programs. At January 2, 2000, loans outstanding under the franchisee financing programs totaled $14.2 million.

         Franchise Training and Support. Training our store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs that we provide. In addition, under the current standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our franchisees by providing training services for store managers and employees, including CD-ROM based training materials, comprehensive operations manuals and franchise development classes.

         Franchise Operations. We maintain strict control over franchise operations to protect our brand name and image. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to its customers. We also provide support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards through which franchisees can contribute to corporate level initiatives.

DOMINO'S IMAGE 2000 CAMPAIGN

         We have implemented a reimaging and relocation campaign called Domino's Image 2000. The reimaging program is aimed at increasing store sales and market share through greater brand awareness. It involves a variety of store improvements, including upgrading store interiors, adding new signage to draw attention to the store and providing contemporary uniforms for its employees. We believe that average per corporate store capital expenditures for the reimaging campaign will approximate $30,000. The relocation program is also designed to increase store sales and market share by choosing store sites that are in more accessible and visible locations. The capital expenditures for relocating a corporate store averages approximately $170,000 per store.

MARKETING OPERATIONS

         We coordinate the domestic advertising and marketing efforts at the national and cooperative market levels. We require corporate and domestic franchise stores to contribute 3% of their net sales to fund national marketing and advertising campaigns. The national advertising fund is used primarily to purchase television advertising, but also supports market research, field communications, commercial production, talent payments and other activities supporting the brand. We can require stores to contribute a minimum of 1% to a maximum of 3% of net sales to cooperative media campaigns. Store contributions to cooperative media campaigns currently average 2.4% of net sales in our top 40 markets.

         We estimate that corporate and domestic franchise stores also spend an additional 3% to 5% of their net sales on local store marketing, including targeted database mailings, saturation print mailings to households in a given area and community involvement through school and civic organizations. The National Print Program offers cost-effective print materials as an incentive for franchisees to use the marketing material that we recommend, helping to reflect our national advertising strategy at the local level.

         By communicating common themes at the national, cooperative and local market levels, we create a consistent marketing message to our customers. Over the past five years, we estimate that we and our domestic franchisees have invested over $980 million in system-wide advertising at the national, cooperative and local levels.

SUPPLIERS

         We believe that the length and quality of our relationships with suppliers provides us with priority service at competitive prices. We have maintained active relationships of over 15 years with more than half of our major suppliers. As a result, we have typically relied on oral rather than written contracts with our suppliers, except where we maintain only one supplier for a product, such as cheese. In addition, we believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest volume purchasers of pizza-related products such as flour, cheese, sauce, and pizza boxes, which gives us the ability to maximize leverage with our suppliers. Second, in four of our five key product categories (meats, dough and parbaked shells, boxes and sauce), we generally retain active purchasing relationships with at least three suppliers. This purchasing strategy allows us to shift purchases among suppliers based on quality, price and timeliness of delivery. For the year ended January 2, 2000, only one supplier represented more than 10% of cost of sales, which was our cheese supplier accounting for 24.8% of cost of sales.

COMPETITION

         The pizza delivery market is highly fragmented. In this market, we compete against regional and local firms, as well as three national chains, Pizza Hut, Papa John's and Little Caesar's. We compete generally on the basis of product quality, location, delivery time, service, and price. We also compete on a broader scale with other international, national, regional and local restaurants and quick-service eating establishments. The overall food service industry and the fast food segment are intensely competitive with respect to food quality, price, service, convenience, and concept and are often affected by changes in consumer tastes; national, regional or local economic conditions; currency fluctuations to the extent international operations are involved; demographic trends; and disposable purchasing power. We compete within the food service industry and the fast food segment not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

GOVERNMENT REGULATION

         We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new store in a particular area. Our distribution facilities are licensed and subject to regulation by federal, state and local health and fire codes.

         We are subject to the rules and regulations of the FTC and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish to prospective franchisees a franchise offering circular containing prescribed information. A number of states regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are operating under exemptions from registration in several states based on net worth and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

         Internationally, our franchise stores are subject to national and local laws and regulations which are similar to those affecting our domestic stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international franchise stores are also subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

TRADEMARKS

         Domino's has several trademarks and service marks and believes that the Domino's mark has significant value and is materially important to our business. Our policy is to pursue registration of our important trademarks whenever possible and to vigorously oppose the infringement of any of our registered or unregistered trademarks.

EMPLOYEES

         As of January 2, 2000, we had approximately 14,400 employees, excluding employees of franchise-operated stores. None of our domestic employees are represented by unions.

ITEM 2.  PROPERTIES.

         We lease approximately 185,000 square feet for our executive offices, world headquarters and distribution facility located in Ann Arbor, Michigan under an operating lease with Domino's Farms Office Park Limited Partnership, a related party, for a term of five years commencing December 21, 1998, with options to renew for two five-year terms.

         We own facilities at fourteen corporate stores and five distribution facilities. We also own and lease seven store facilities to domestic franchisees. There are no mortgages on any of these facilities other than mortgages on the distribution facilities granted in connection with our senior credit facilities. All other corporate stores and facilities are leased by us, typically with five-year leases with one or two five-year renewal options. All other franchise stores are leased or owned directly by the franchisees.

ITEM 3.  LEGAL PROCEEDINGS.

         On September 10, 1998, Vesture Corporation and its corporate parent, R.G. Barry, Inc. brought an action in United States District Court for the Middle District of North Carolina against Domino's and Phase Change Laboratories, Inc., Domino's supplier of the heating elements used in Domino's Heat Wave, our pizza delivery system. The plaintiffs asserted that Domino's purchase and use of the heating elements infringed a patent owned by the plaintiffs. In March 2000, all claims in the action were settled. The plaintiffs granted Domino's and its franchisees a license permitting them to purchase and use the heating elements in exchange for an initial payment and royalties. Various parties will participate in the settlement, funding approximately 80% of the settlement expense, under various indemnification and other agreements.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of the fiscal year covered by this report, the Company submitted several matters to a vote of its sole stockholder. On December 14, 1999, in an action by written consent, the sole stockholder of Domino's approved the employment agreements and stock option agreements with Executive officers of Domino's Pizza, and approved the Third Amended and Restated Stock Option Plan.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         As of March 15, 2000 Domino's had 3,000 authorized shares of common stock, par value $.01 per share, of which 10 were issued and outstanding and held by TISM. There is no established public trading market for Domino's common stock. Domino's ability to pay dividends is limited under the indenture related to the Senior Subordinated Notes.

ITEM 6. SELECTED FINANCIAL DATA.

         Set forth below are selected historical consolidated financial data of Domino's and subsidiaries at the dates and for the periods indicated. The following selected financial data, as of and for the fiscal years ended January 2, 2000, January 3, 1999, December 28, 1997 and December 29, 1996 is derived from audited financial statements of Domino's and subsidiaries. The selected financial data as of and for the fiscal year ended December 31, 1995 and the historical balance sheet data as of December 29, 1996 were derived from unaudited consolidated financial statements of Domino's and subsidiaries which, in the opinion of management, include all adjustments necessary for a fair presentation. The data should be read in conjunction with, and is qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

(In thousands)                                    1999              1998           1997          1996          1995
                                                  ----              ----           ----          ----          ----
System-Wide Sales (unaudited):
   Domestic                                   $ 2,563,311       $ 2,505,991    $ 2,294,224   $ 2,110,324    $ 1,952,398
   International                                  800,989           717,694        633,857       524,496        441,108
                                              -----------       -----------    -----------   -----------    -----------
                                              $ 3,364,300       $ 3,223,685    $ 2,928,081   $ 2,634,820    $ 2,393,506
                                              ===========       ===========    ===========   ===========    ===========

Operating Data (a):
   Revenues                                   $ 1,156,639       $ 1,176,778    $ 1,044,790   $   969,937    $   905,219
   Income from operations                          75,628(b)         70,269         65,004        56,501         49,804
   Income before provision (benefit)
     for income taxes and
     extraordinary loss                             2,504            63,948         61,471        50,611         37,244
   Provision (benefit) for income taxes (c)           419           (12,928)           366        30,884          9,353
   Extraordinary loss due to refinancing
     of debt, net of applicable income
     taxes                                              -                 -              -             -         (2,576)
   Net income                                       2,085            76,876         61,105        19,727         25,315

Other Financial Data:
   EBITDA (d)                                 $   131,055(b)    $    94,962    $    83,140   $    72,340    $    67,367
   Net cash provided by operating
     activities                                    63,268            64,731         73,408        53,225         37,012
   Depreciation and other
     non-cash items                                51,427            24,693         18,136        15,839         17,563
   Capital expenditures                            32,447            49,976         45,412        19,887         14,770

Balance Sheet Data:
   Total assets                               $   381,130       $   387,891    $   212,978   $   155,454    $   164,041
   Long-term debt                                 696,132           720,480         36,438        46,224         84,146
   Total debt                                     717,570           728,126         44,408        70,067        110,018
   Stockholder's equity (deficit)                (478,966)         (483,775)        26,118       (34,868)       (54,199)


(a) The Company's fiscal year generally consists of thirteen four-week periods and ends on the Sunday closest to December 31. The 1999 fiscal year ended January 2, 2000; the 1998 fiscal year, which consisted of fifty-three weeks, ended January 3, 1999; the 1997 fiscal year ended December 28, 1997; the 1996 fiscal year ended December 29, 1996; and the 1995 fiscal year ended December 31, 1995.

(b) In fiscal 1999, the Company recognized $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million.

(c) On December 30, 1996, the Company elected to be an "S" Corporation for federal income tax purposes. The Company reverted to "C" Corporation status on December 21, 1998. On a pro forma basis had the Company been a "C" Corporation throughout this period, income tax expense would have been higher by the following amounts: fiscal year ended December 28, 1997 -- $25.4 million; fiscal year ended January 3, 1999 -- $36.8 million.

(d) EBITDA represents earnings before interest, taxes, depreciation, amortization, loss on sale of assets (net) and in fiscal 1999, the legal settlement expense indemnified by a TISM stockholder. EBITDA is presented because we believe it is frequently used by security analysts in the evaluation of companies and is an important financial measure in our indenture and credit agreements. However, EBITDA should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or as an alternative to net income as an indicator of our operating performance or any other measure of performance in accordance with generally accepted accounting principles.

The following table sets forth a reconciliation of income from operations to
EBITDA:

                                                        ----------------------------------------------------------
                                                                               Fiscal Year
                                                        ----------------------------------------------------------
Dollars in Thousands                                      1999          1998        1997        1996        1995
                                                        ---------    ---------   ---------   ---------   ---------
Income from operations                                  $  75,628    $  70,269   $  65,004   $  56,501   $  49,804
Loss on sale of assets (net)                                 (316)       1,570       1,197         353         104
Legal settlement expense indemnified by a TISM
  stockholder                                               4,000            -           -           -           -
Depreciation and amortization                              51,743       23,123      16,939      15,486      17,459
                                                        ---------    ---------   ---------   ---------   ---------
EBITDA                                                  $ 131,055    $  94,962   $  83,140   $  72,340   $  67,367
                                                        =========    =========   =========   =========   =========



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

         The following discussion and analysis of the financial condition and results of operations relates substantially to periods prior to completion of the recapitalization. As a result of the recapitalization, in December 1998, the Company entered into new financing arrangements, and has a different capital structure, ownership and executive leadership. Accordingly, the results of operations for the years end December 28, 1997 and January 3, 1999 will not necessarily be comparable to the year ended January 2, 2000.


YEAR ENDED JANUARY 2, 2000 COMPARED TO YEAR ENDED JANUARY 3, 1999

Revenues

General. Revenues include sales by corporate-owned stores, royalty fees from domestic and international franchises and sales by our Distribution commissaries to domestic and international franchises. Total revenues decreased $20.2 million, or 1.7%, to $1,156.6 million for the year ended January 2, 2000 from $1,176.8 million for the year ended January 3, 1999. The decrease in total revenues is principally attributed to the 1998 store rationalization program, under which 142 under-performing stores were sold to franchisees or closed primarily in the fourth quarter of 1998, and one additional week in the year ended January 3, 1999 as compared to the year ended January 2, 2000, partially offset by increased domestic franchise and domestic distribution revenues.

Domestic Stores
Corporate Stores. Revenues from Corporate Store operations decreased $31.3 million, or 7.6%, to $378.1 million for the year ended January 2, 2000 from $409.4 million for the year ended January 3, 1999. The decrease is principally attributed to a reduction in the number of corporate stores resulting from our store rationalization program. These decreases were partially offset by an 7.3% increase in average weekly corporate store sales for fiscal 1999 compared to fiscal 1998. Same store sales for corporate stores increased 1.7% for fiscal 1999 as compared to fiscal 1998. Ending corporate stores increased by 14 to 656 as of January 2, 2000, from 642 as of January 3, 1999.

Domestic Franchise. Revenues from Domestic Franchise operations are derived primarily from royalty fees. Revenues from Domestic Franchise operations increased $4.5 million, or 4.0%, to $116.7 million for the year ended January 2, 2000 from $112.2 million for the year ended January 3,1999. This increase in revenues resulted mainly from a 2.9% increase in same store sales and an increase in the average number of franchise stores, due mainly to sales of corporate stores to franchisees under the store rationalization program and additional store openings. Ending franchise stores increased by 126 to 3,973 as of January 2, 2000, from 3,847 as of January 3, 1999.

Domestic Distribution. Revenues from Domestic Distribution operations are derived primarily from the sale of food, equipment and supplies to domestic franchise stores and, to a lesser extent, the sale of equipment to international stores, and excludes sales to corporate-owned stores. Revenues from Domestic Distribution operations increased $4.3 million, or 0.7%, to $603.4 million for the year ended January

2,2000 from $599.1 million for the year ended January 3, 1999. The increase in revenues is principally due to the increase in Domestic Franchise stores sales and number of stores discussed above, partially offset by a $7.0 million decrease in equipment sales during 1999 and a shift in dough product mix from higher priced par-baked deep dish toward lower-priced fresh dough. During the first half of 1998, equipment and supply sales to franchisees were at high levels resulting from the roll out of the Domino's HeatWave hot bag systems.

International. Revenues from International operations, which are derived mainly from food sales to international franchises, master franchise agreement royalty fees and, to a lesser extent, franchise and development fees and corporate owned international stores, increased $2.4 million, or 4.3%, to $58.4 million for the year ended January 2, 2000 from $56.0 million for the year ended January 3, 1999. The increase was partially driven by a 10.3% increase in international franchise royalty revenues, due primarily to an increase in same store sales, an increase in the average number of international franchise stores and the addition of three international corporate stores in France. On a constant dollar basis, same store sales increased 3.6% during fiscal 1999 compared to fiscal 1998. Ending international stores increased by 200, to 1,930 at January 3, 1999 from 1,730 at January 3, 1999.

Gross Profit. Gross profit increased $16.5 million, or 5.8%, to $302.5 million for the year ended January 2, 2000 from $286.0 million for the year ended January 3, 1999. As a percentage of revenues, gross profit increased 1.9% to 26.2% for the year ended January 2, 2000 from 24.3% for the year ended January 3, 1999. These increases were primarily due to reductions in corporate stores' food, labor and insurance costs that resulted mainly from elimination of underperforming stores through the store rationalization program as well as improved shift scheduling, minimized overtime, reduced insurance premiums and favorable product mix and pricing. Also, Distribution food cost as a percentage of sales decreased slightly, due mainly to a shift in product mix from par-baked deep dish and thin crust shells to higher margin fresh dough. In addition, the cost of sales component of depreciation and amortization expense decreased due to the modification of estimated useful lives for several fixed asset categories effective in the first quarter of 1999.

General and Administrative. General and administrative expenses consists primarily of regional support offices, corporate administrative functions, corporate store and distribution facility management costs and advertising and promotional expenses. General and administrative expenses increased $3.6 million, or 1.7%, to $219.3 million for the year ended January 2, 2000 from $215.7 million for the year ended January 3, 1999. As a percentage of net revenues, general and administrative expenses increased 0.7% to 19.0% for the year ended January 2,2000 compared to 18.3% for the year ended January 3, 1999. These increases are due primarily to a $5.0 million litigation settlement charge, which was partially offset by the elimination of related party expenses of $21.0 million, which were primarily comprised of lease payments in excess of current levels to entities controlled by TISM's former principal stockholder and charitable contributions to a foundation managed by TISM's former principal stockholder, one additional week in the year ended January 3, 1999 as compared to the year ended January 2, 2000 and the impact of eliminating a corporate stores field office as part of the store rationalization program. The decreases in expenses were offset primarily by increased amortization expense of $32.5 million in fiscal 1999, with respect to a covenant not-to-compete we entered into with TISM's former principal stockholder at the time of the recapitalization.

Restructuring: In fiscal 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million.

Interest Expense. Interest expense increased $67 million to $74.1 million for the year ended January 2, 2000 from $7.1 million for the year ended January 3, 1999. The increase in interest expense is due to the interest costs, including deferred financing cost amortization, resulting from Domino's December 1998 borrowings of $722.1 million, which were incurred to fund its recapitalization.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes increased to a provision of $0.4 million for the year ended January 2, 2000 from a benefit of $12.9 million for the year ended January 3, 1999. As part of our recapitalization, we converted from "S" Corporation status to "C" Corporation status for federal income tax reporting purposes in December 1998 and established a $27.9 million deferred tax asset, which was partially offset by the establishment of tax reserves. As a result, the provision for income taxes for fiscal 1999 includes U.S. federal and state income taxes and foreign income taxes whereas the provision for income taxes for fiscal 1998 included only foreign income taxes and income taxes of a few states for which we had been taxed at the corporate level. Additionally, in May 1999, the State of Michigan Supreme Court upheld a favorable lower court tax ruling with respect to an issue that, if decided unfavorably, could have resulted in significant tax cost to the Company. As a result, during the second fiscal quarter of 1999, the Company reversed state tax reserves and related deferred federal tax benefits that were associated with this issue.


YEAR ENDED JANUARY 3, 1999 COMPARED TO YEAR ENDED DECEMBER 28, 1997

Revenues

General. Total revenues increased $132.0 million, or 12.6%, to $1,176.8 million for the year ended January 3, 1999 from $1,044.8 million for the year ended December 28, 1997. The increase in total revenues is principally attributed to increases in domestic and international same store sales, a net increase in the average number of domestic and international stores and one additional week in the year ended January 3, 1999 as compared to the year ended December 28, 1997.

Domestic Stores
Corporate Stores. Revenues from Corporate Store operations increased $32.6 million, or 8.7%, to $409.4 million for the year ended January 3, 1999 from $376.8 million for the year ended December 28, 1997. The increase is principally attributed to a 4.0% increase in same store sales as well as a slight increase in the average number of corporate-owned stores. Ending corporate-owned stores, however, decreased by 125 to 642 as of January 3, 1999 from 767 as of December 28, 1997 as a result of the store rationalization program.

Domestic Franchise. Revenues from Franchise operations increased $9.8 million, or 9.6%, to $112.2 million for the year ended January 3, 1999 from $102.4 million for the year ended December 28, 1997. This increase in revenues resulted mainly from a 4.6% increase in same store sales and an increase in the average number of franchise stores. Ending franchise stores increased by 183 to 3,847 as of January 3, 1999 from 3,664 as of December 28, 1997.

Domestic Distribution. Revenues from Distribution operations increased $86.0 million, or 16.8%, to $599.1 million for the year ended January 3, 1999 from $513.1 million for the year ended December 28, 1997. The increase in revenues is principally due to the increase in franchise stores sales noted above, an increase in cheese prices, and an increase in equipment and supply sales to franchisees to roll out the Domino's HeatWave Hot Bag technology in 1998, partially offset by increases in Distribution's profit sharing, profit capitation and volume discount programs which were netted against revenues.

International. Revenues from International operations increased $3.5 million, or 6.7%, to $56.0 million for the year ended January 3, 1999 from $52.5 million for the year ended December 28, 1997. The increase was partially driven by a 12.6% increase in international franchise royalty revenues due to an increase in the ending number of international franchise stores to 1,730 at January 3, 1999 from 1,520 at December 28, 1997, partially offset by a decrease in average store sales caused by unfavorable changes in foreign currency exchange rates, primarily in Asian markets and Mexico. On a constant dollar basis, same store sales for the year ended January 3, 1999 increased 3.4% from the year ended December 28, 1997. Sales of commissary products to international franchisees increased $1.1 million, or 3.3%, to $34.2 million for the year ended January 3, 1999 from $33.1 million for the year ended December 28, 1997.

Gross Profit. Gross profit increased $28.3 million, or 11%, to $286.0 million for the year ended January 3, 1999 from $257.7 million for the year ended December 28, 1997. This increase was driven primarily by the increase in revenues. As a percentage of revenues, gross profit decreased 0.4% to 24.3% for the year ended January 3, 1999 from 24.7% for the year ended December 28, 1997. This decrease resulted primarily from lower margin distribution revenues growing faster than revenues of other divisions and higher Corporate operations costs due to increases in the price of cheese and the minimum wage, partially offset by a $6.7 million credit to insurance expense due to a reduction in the actuarial calculation of our required insurance reserves.

General and Administrative. General and administrative expenses increased $23.0 million, or 11.9%, to $215.7 million for the year ended January 3, 1999 from $192.7 million for the year ended December 28, 1997. This increase is due primarily to incentive compensation to certain executives in connection with the recapitalization and an increase in costs that coincide with increased business volume, including administrative and corporate store manager compensation, computer expenses, advertising and professional service fees, partially offset by a decrease in bad debt expenses. As a percentage of revenues, general and administrative expenses decreased to 18.3% for the year ended January 3, 1999 compared to 18.4% for the year ended December 28, 1997, due primarily to economies of scale created by an increase in overall business volume and the decrease in bad debt expenses, partially offset by the recapitalization incentive compensation.

Interest Expense. Interest expense increased $3.1 million, or 77.5%, to $7.1 million for the year ended January 3, 1999 from $4 million for the year ended December 28, 1997 primarily as a result of a December 1998 increase in debt to fund the recapitalization.

Provision (Benefit) for Income Taxes. The provision (benefit) for income taxes decreased to a benefit of $12.9 million for the year ended January 3, 1999 from a provision of $0.4 million for the year ended December 28, 1997 driven primarily by establishment of a $27.9 million deferred tax asset upon the conversion of the Company to "C" Corporation status from "S" Corporation status for federal income tax reporting purposes, partially offset by the establishment of tax reserves.


LIQUIDITY AND CAPITAL RESOURCES


         Historically, we have required limited levels of working capital to fund growth. As of January 2, 2000, our working capital was a negative $5.7 million. We operate with negative working capital because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flow from operations and borrowings under our revolving credit facility.

         The Company's operating activities provided $63.3 million in cash resources in fiscal 1999. The cash provided by operating activities in fiscal 1999 consisted mainly of earnings before interest, taxes, depreciation, and amortization and a $4.0 million capital contribution relating to a lawsuit settlement, which aggregates to $131.1 million, offset by interest payments of $56.7 million, income tax payments of $8.1 million and other changes in operating assets of $3.0 million.

         Net cash used in investing activities was $26.4 million in fiscal 1999. Net cash used in investing activities consists primarily of capital expenditures and investments in marketable securities, partially offset by proceeds from collections on notes receivable from franchisees and asset sales.

         Capital expenditures were $32.4 million in fiscal 1999. We spent $11.3 million on domestic corporate stores, of which $6.2 million was related to the Domino's Image 2000 campaign, $4.8 million for acquiring 20 franchise stores, $10.2 million related to investments in technology, including $4.7 million on our new financial and supply chain systems and $5.3 million in distribution, primarily for new equipment and equipment upgrades.

         Net cash used in financing activities was $6.9 million in fiscal 1999. Net cash used in financing activities included repayments of long-term debt of $5.2 million.

         In December 1998, the Company and a subsidiary incurred significant debt and distributed significantly all of the proceeds to the Parent, which used those proceeds, along with proceeds from the issuance of two classes of common stock and one class of preferred stock, to fund our recapitalization including the purchase of 93% of the outstanding common stock of the Parent from our former principal stockholder and members of his family. Domino's and a subsidiary entered into new Senior credit facilities with a consortium of banks primarily to finance a portion of the recapitalization, to repay existing indebtedness and to provide available borrowings for use in the normal course of business.

         We incurred substantial indebtedness in connection with the recapitalization. As of January 2, 2000, we had $717.6 million of indebtedness outstanding as compared to $46.3 million of indebtedness outstanding immediately prior to the recapitalization. In addition, we have a stockholders' deficit of $479.0 million as of January 2, 2000, as compared to stockholders' equity of $41.8 million immediately prior to the recapitalization.

         Concurrent with the recapitalization, we issued $275 million aggregate principal amount of 10 3/8% Senior Subordinated Notes due 2009 and entered into new senior credit facilities, including term loan facilities that provide for multiple tranche term loans in the aggregate principal amount of $445 million and a revolving credit facility that provides revolving loans in an aggregate amount of up to $100 million. Upon closing of the recapitalization, we borrowed the full amount available under the term loan facility and approximately $2.1 million under the revolving credit facility. As of January 2, 2000, there were no borrowings under the revolving credit facility and letters of credit issued under that facility were $6.4 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes. Principal payments are required under Term Loans A, B and C, commencing at varied dates and continuing quarterly thereafter until maturity. The final scheduled principal payments on the outstanding borrowings under Term Loans A, B and C are due in December 2004, December 2006 and December 2007, respectively.

         Following the recapitalization, our primary sources of liquidity continue to be cash flow from operations and borrowings under our new revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

         We will incur capital expenditures related to our Domino's Image 2000 campaign, on a discretionary basis and only with respect to our corporate stores. We believe that average per corporate store capital expenditures for the reimaging campaign will approximate $30,000 and the capital expenditures for relocating a corporate store will average approximately $170,000 per store.

         Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt services requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facilities or otherwise to enable us to service our indebtedness, including the senior credit facilities and the Senior Subordinated Notes, to redeem or refinance the Cumulative Preferred Stock when required or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the Senior Subordinated Notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

IMPACT OF INFLATION

         We believe that our results of operations are not dependent upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 1997, 1998 and 1999. Severe increases in inflation, however, could affect the global and United States economy and could have an impact on our business, financial condition and results of operations.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk

         The Company's use of derivative instruments is primarily limited to interest rate swaps and foreign currency forward contracts. The Company does not enter into financial derivatives for trading purposes.

Interest Rate Swaps

         We enter into interest rate swaps with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar rate component of the interest on a portion of our variable rate bank debt to a fixed rate of 5.12% through December 2001. At January 2, 2000, the notional amount of these swap agreements was $178 million (effective January 1, 2000).

Foreign Currency Forward Contracts

         We use foreign currency forward contracts to minimize the effect of a fluctuating Japanese yen on royalty revenues from franchised operations in Japan. As currency rates change, the gains and losses with respect to these contracts are recognized in income. For the fiscal year ended January 2, 2000, no significant gains or losses were recognized under the foreign currency forward contracts.

Interest Rate Risk

         Our variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of our debt currently is borrowed at Eurodollar rates plus a blended rate of approximately 3.3% and is sensitive to changes in interest rates. At January 2, 2000, the weighted average interest rate on our $442.3 million of variable interest debt was approximately 9.5% and the fair value of the debt approximates its carrying value.

         We had interest expense of $74.1 million for the year ended January 2, 2000. The potential increase in interest expense from a hypothetical 2% adverse change in the variable interest rates, assuming the January 2, 2000 debt was outstanding for the entire year, would be approximately $5.3 million.

Accounting for Derivative Instruments and Hedging Activities

         The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement is effective beginning the first quarter of fiscal 2001. We have not yet quantified the impact, if any, of adopting this Statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   FINANCIAL STATEMENTS



                    Report of Independent Public Accountants





To Domino's, Inc.:

We have audited the accompanying consolidated balance sheets of Domino's, Inc. (a Delaware corporation) and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of income, comprehensive income, stockholder's equity (deficit) and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domino's, Inc. and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                            ARTHUR ANDERSEN LLP


Detroit, Michigan,
    January 28, 2000
    (except with respect
    to the matter discussed in
    Note 12, as to which
    the date is March 30, 2000).

                         DOMINO'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         JANUARY 2, 2000           JANUARY 3, 1999
                                                        ------------------        -----------------
Assets
Current assets:
    Cash                                                $          30,278         $            115
    Accounts receivable, net of reserves of
      $2,444 in 1999 and $2,794 in 1998                            40,902                   48,858
    Notes receivable, net of reserves of
      $288 in 1999 and $124 in 1998                                 5,172                    8,271
    Inventories                                                    18,624                   20,134
    Prepaid expenses and other                                     14,890                    9,656
    Deferred income taxes                                          10,498                    9,811
                                                        -----------------         ----------------
Total current assets                                              120,364                   96,845
                                                        -----------------         ----------------


Property, plant and equipment:
    Land and buildings                                             14,246                   14,605
    Leasehold and other improvements                               54,538                   52,248
    Equipment                                                     117,018                  109,517
    Construction in progress                                        3,548                    5,486
                                                        -----------------         ----------------
                                                                  189,350                  181,856
    Accumulated depreciation and amortization                     116,287                  116,890
                                                        -----------------         ----------------
Property, plant and equipment, net                                 73,063                   64,966
                                                        -----------------         ----------------

Other assets:
    Investments in marketable securities, restricted                3,187                        -
    Notes receivable, less current portion, net of
       reserves of $3,249 in 1999 and $3,041 in 1998               10,380                   18,461
    Deferred income taxes                                          73,038                   71,776
    Deferred financing costs, net of accumulated
      amortization of $6,327 in 1999 and $234 in 1998              37,208                   43,046
    Goodwill, net of accumulated amortization of
      $9,217 in 1999 and $7,139 in 1998                            16,034                   14,179
    Covenants not-to-compete, net of accumulated
      amortization of $43,152 in 1999 and $10,009
      in 1998                                                      16,970                   50,058
    Capitalized software, net of accumulated amortization
      of $14,332 in 1999 and $9,932 in 1998                        26,113                   22,593
    Other assets, net of accumulated amortization and
      reserves of $6,555 in 1999 and $6,163 in 1998                 4,773                    5,967
                                                        -----------------         ----------------
Total other assets                                                187,703                  226,080
                                                        -----------------         ----------------
Total assets                                            $         381,130         $        387,891
                                                        =================         ================




                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                         DOMINO'S, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                      JANUARY 2, 2000           JANUARY 3, 1999
                                                     ----------------           ---------------
Liabilities and stockholder's deficit
Current liabilities:
    Current portion of long-term debt                $         21,438           $         7,646
    Accounts payable                                           35,108                    44,596
    Accrued interest                                           13,643                     2,317
    Insurance reserves                                          7,152                     9,633
    Accrued compensation                                       18,068                    16,295
    Accrued income taxes                                          804                     6,501
    Accrued restructuring                                       3,020                         -
    Other accrued liabilities                                  26,875                    28,081
                                                     ----------------           ---------------
Total current liabilities                                     126,108                   115,069
                                                     ----------------           ---------------


Long-term liabilities:
    Long-term debt, less current portion                      696,132                   720,480
    Insurance reserves                                         15,485                    15,132
    Other accrued liabilities                                  22,371                    20,985
                                                     ----------------           ---------------
Total long-term liabilities                                   733,988                   756,597
                                                     ----------------           ---------------

Commitments and contingencies
Stockholder's deficit:
    Common stock, par value $0.01 per share;
      3,000 shares authorized; 10 shares issued
       and outstanding                                               -                         -
    Additional paid-in capital                                120,202                   114,737
    Retained deficit                                         (599,292)                 (598,209)
    Accumulated other comprehensive income                        124                      (303)
                                                     ----------------           ---------------
Total stockholder's deficit                                  (478,966)                 (483,775)
                                                     ----------------           ---------------
Total liabilities and stockholder's deficit          $        381,130           $       387,891
                                                     ================           ===============




                    The accompanying notes are an integral
                  part of these consolidated balance sheets.

                         DOMINO'S, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                        FOR THE YEARS ENDED
                                                                      -----------------------
                                                        JANUARY 2,         JANUARY 3,      DECEMBER 28,
                                                          2000                1999             1997
                                                       ------------       ------------    --------------
Revenues:
     Corporate stores                                  $    378,081       $    409,413    $      376,837
     Domestic franchise royalties                           116,715            112,222           102,360
     Domestic distribution                                  603,441            599,121           513,097
     International                                           58,402             56,022            52,496
                                                       ------------       ------------    --------------
Total revenues                                            1,156,639          1,176,778         1,044,790
                                                       ------------       ------------    --------------
Operating expenses:

     Cost of sales                                          854,151            890,784           787,129
     General and administrative                             219,277            215,725           192,657
     Restructuring                                            7,583                  -                 -
                                                       ------------       ------------    --------------
Total operating expenses                                  1,081,011          1,106,509           979,786
                                                       ------------       ------------    --------------
Income from operations                                       75,628             70,269            65,004


Interest income                                                 992                730               447
Interest expense                                            (74,116)            (7,051)           (3,980)
                                                       ------------       ------------    --------------
Income before provision (benefit)
     for income taxes                                         2,504             63,948            61,471

Provision (benefit) for income taxes                            419            (12,928)              366
                                                       ------------       -------------   --------------
Net income                                             $      2,085       $     76,876    $       61,105
                                                       ============       ============    ==============


  The accompanying notes are an integral part of these consolidated statements.

                         DOMINO'S, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)


                                                                        FOR THE YEARS ENDED
                                                            JANUARY 2,        JANUARY 3,     DECEMBER 28,
                                                              2000              1999            1997
                                                          ------------      ------------    -------------
Net income                                               $     2,085        $    76,876     $     61,105
                                                        ------------       ------------     ------------
 Other comprehensive income, before tax:
     Currency translation adjustment                             98                 (44)            (120)
     Unrealized gain on investments in
       marketable securities                                    518                   -              439
     Less: reclassification adjustments for
       gains included in net income                               -                (497)               -
                                                        -----------        ------------     ------------
                                                                616                (541)             319
Tax attributes of items of other
    comprehensive income                                       (189)                 30              (26)
                                                        ------------       ------------      -----------

Other comprehensive income, net of tax                          427                (511)             293
                                                        -----------        ------------     ------------


Comprehensive income                                    $     2,512        $     76,365     $     61,398
                                                        ===========      ==============     ============







  The accompanying notes are an integral part of these consolidated statements.

                         DOMINO'S, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                                 (IN THOUSANDS)


                                                                                  Accumulated Other
                                                                                Comprehensive Income
                                                                                --------------------
                                                                                               Unrealized
                                                                                                  Gain on
                                                 Additional     Retained        Currency       Investments
                                     Common       Paid-in       Earnings       Translation    in Marketable
                                     Stock        Capital       (Deficit)       Adjustment      Securities
                                     ------      ----------     ---------      -----------    -------------
Balance at December 29, 1996        $      -    $        -     $   (34,783)       $  (139)     $     54

Net income                                 -             -          61,105              -             -
Distributions to Parent                    -             -            (412)             -             -
Currency translation adjustment            -             -               -           (120)            -
Unrealized gain on investments
    in marketable securities               -             -               -              -           413
                                    --------    ----------     -----------        -------      --------

Balance at December 28, 1997               -             -          25,910           (259)          467


Net income                                 -             -          76,876              -             -
Capital contributions from Parent          -        50,430               -              -             -
Distributions to Parent                    -             -        (690,688)             -             -
Currency translation adjustment            -             -               -            (44)            -
Reclassification adjustment for
    gains included in net income           -             -               -              -          (467)
Recognition of deferred income taxes
    as part of Recapitalization            -             -          54,000              -             -
Reclassification of S Corporation
    undistributed earnings upon
    conversion to C Corporation            -        64,307         (64,307)             -             -
                                    --------    ----------     ------------       -------      --------


Balance at January 3, 1999                 -       114,737        (598,209)          (303)            -


Net income                                 -             -           2,085              -             -
Capital contributions from Parent          -         5,465               -              -             -
Distribution to Parent                     -             -          (3,168)             -             -
Currency translation adjustment            -             -               -             98             -
Unrealized gain on investments
    in marketable securities               -             -               -              -           329
                                    --------    ----------     -----------        -------      --------

Balance at January 2, 2000          $      -    $  120,202     $  (599,292)       $  (205)     $    329
                                    ========    ==========     ============       ========     ========






  The accompanying notes are an integral part of these consolidated statements.

                         DOMINO'S, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     FOR THE YEARS ENDED
                                                      --------------------------------------------------
                                                       JANUARY 2,         JANUARY 3,        DECEMBER 28,
                                                         2000               1999               1997
                                                      -----------         ----------        ------------
Cash flows from operating activities:
   Net income                                         $     2,085         $   76,876        $    61,105
   Adjustments to reconcile net income to net
     cash provided by operating activities -
       Depreciation and amortization                       51,743             23,123             16,939
       Provision (benefit) for losses on accounts
           and notes receivable                             1,971             (3,212)             1,131
       (Gain) loss on sale of property, plant and
           equipment                                         (316)             1,570              1,197
       Benefit for deferred income taxes                   (1,949)           (27,587)                 -
       Amortization of deferred financing costs             6,093                388                327
       Changes in operating assets and liabilities:
          Decrease (increase) in accounts receivable        6,123             (6,254)           (13,130)
          Decrease (increase) in inventories and
              prepaid expenses and other                      957              4,531            (15,512)
          Increase in accounts payable and accrued
              liabilities                                   1,006              7,989             26,156
          Decrease in insurance reserves                   (4,445)           (12,693)            (4,805)
                                                      -----------         ----------        -----------

Net cash provided by operating activities                  63,268             64,731             73,408
                                                      -----------         ----------        -----------

Cash flows from investing activities:
   Purchases of property, plant and equipment             (27,882)           (48,359)           (31,625)
   Proceeds from sale of property, plant and equipment      1,769              5,587                 52
   Purchases of franchise stores and commissaries          (4,565)            (1,534)           (13,692)
   Repayments of notes receivable                           8,307                414              2,381
   (Purchases) sales of investments in marketable
       securities                                          (2,858)             5,130             (2,832)
   Other                                                   (1,127)              (386)            (1,117)
                                                      -----------         ----------        -----------

Net cash used in investing activities                     (26,356)           (39,148)           (46,833)
                                                      -----------         ----------        -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt                     -            722,056             35,800
   Capital contribution from Parent                         1,465                  -                  -
   Repayments of long-term debt                            (5,188)           (38,338)           (61,583)
   Cash paid for financing costs                                -            (43,280)              (293)
   Distributions to Parent                                 (3,168)          (666,020)              (412)
                                                      -----------         ----------        -----------
Net cash used in financing activities                      (6,891)           (25,582)           (26,488)
                                                      -----------         ----------        -----------

Effect of exchange rate changes on cash                       142                  9               (214)
                                                      -----------         ----------        -----------
Increase (decrease) in cash                                30,163                 10               (127)

Cash, at beginning of period                                  115                105                232
                                                      -----------         ----------        -----------
Cash, at end of period                                $    30,278         $      115        $       105
                                                      ===========         ==========        ===========

  The accompanying notes are an integral part of these consolidated statements.

Domino's, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 2, 2000


1.  Description of Business and Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Domino's, Inc. (formerly known as Domino's Pizza International Payroll Services, Inc.) (Domino's), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Domino's is a wholly-owned subsidiary of TISM, Inc. (the Parent).

Description of Business

The Company is primarily engaged in the following business activities: (1) retail sales of food through Company-owned stores in the contiguous U.S., (2) sale of food and equipment to Company-owned and franchised stores through Company-owned distribution centers and (3) receipt of royalties and fees relating to support of domestic and international franchised stores.

Parent's Recapitalization

On December 21, 1998, the Parent effected a merger with TM Transitory Merger Corporation (TMTMC) in a leveraged recapitalization transaction whereby TMTMC was merged with and into the Parent with the Parent being the surviving entity (the Recapitalization). TMTMC had no operations and was formed solely for the Parent's purpose of effecting the Recapitalization. As part of the Recapitalization, the Company incurred significant debt and distributed significantly all of the proceeds to the Parent, which used those proceeds, along with proceeds from the Parent's issuance of two classes of common stock and one class of preferred stock, to fund the purchase of 93% of the outstanding common stock of the Parent from a Company and Parent Director and certain members of his family. During 1999, the Company distributed an additional $3.2 million to the Parent, which used the proceeds to satisfy a Recapitalization-related obligation to a Company and Parent Director and certain members of his family.

As part of the Recapitalization, the Company entered into a $5.5 million, ten year consulting agreement with a Company and Parent Director and former majority Parent stockholder. In 1999, the Company paid $1.0 million under this agreement and will pay the remaining $4.5 million ratably over nine years beginning in fiscal 2000. The $5.5 million has been recorded as a charge to retained earnings as a component of purchase price for the common stock.

As part of the Recapitalization, certain Company executives received stock options for the purchase of Parent common stock and preferred stock.

Prior to December 1998, Domino's was an indirectly wholly-owned subsidiary of Domino's Pizza, Inc. (DPI). During December 1998 and before the
Recapitalization, DPI distributed its ownership interest in Domino's to the Parent. The Parent then contributed its ownership interest in DPI, which had been a wholly-owned subsidiary of the Parent, to Domino's, effectively converting Domino's from a subsidiary of DPI into DPI's parent.

The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements include the results of operations of DPI and its wholly-owned subsidiaries (including Domino's) for the periods prior to the Recapitalization.

Domino's amended its charter in December 1998 to increase the total number of authorized shares of common stock from 1,000 to 3,000 and decreased the par value of these shares from $1.00 per share to $0.01 per share.

Fiscal Year

The Company's fiscal year ends on the Sunday closest to December 31. The 1999 fiscal year ended January 2, 2000; the 1998 fiscal year ended January 3, 1999; and the 1997 fiscal year ended December 28, 1997. Each of the fiscal years consists of fifty-two weeks except for fiscal year 1998 which consists of fifty-three weeks.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at January 2, 2000 and January 3, 1999 are comprised of the following (in thousands):


                                                        1999             1998
                                                     ---------         --------
      Equipment and supplies                         $   5,659         $  9,947
      Food                                              14,641           12,039
                                                     ---------         --------
                                                        20,300           21,986
      Less - reserves                                    1,676            1,852
                                                     ---------         --------
      Inventories, net                               $  18,624         $  20,134
                                                     =========         =========


Notes Receivable

During the normal course of business, the Company provides financing to franchisees (i) to stimulate franchise store growth, (ii) to finance the sale of Company-owned stores to franchisees and (iii) to facilitate rapid new equipment rollouts. Substantially all of the related notes receivable require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the assets sold. In financing these transactions, the Company derives benefits other than interest income. Given the nature of these borrower/lender relationships, the Company, in essence, makes its own market in these notes. The carrying amounts of these notes approximate fair value.

During 1998, the Company modified certain criteria it uses to determine allowance for bad debts for notes receivable. As a result of this change, the Company recognized a benefit of approximately $3.7 million during fiscal 1998.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. During 1998 and 1997, asset lives were generally three to seven years for equipment, twenty years for buildings and improvements and five years or the term of the lease including renewal options, whichever is shorter, for leasehold and other improvements.

The Company initiated a review of the estimated useful lives for depreciating or amortizing property, plant and equipment and goodwill, respectively. The review included consideration of the estimated lives of stores as determined through quantitative analysis performed in late 1998 and analysis of the historical longevity of operating assets used in operations. The Company concluded the review in the first quarter of 1999.

Based on this review, the Company modified the useful lives for several asset categories. For equipment, estimated useful lives were extended for certain assets from seven years to either ten or twelve years and were shortened for other assets, primarily computer equipment, from either five or seven years to three years. For leasehold improvements, estimated useful lives were extended from five years to ten years, which generally will result in amortization of these assets over the term of the respective leases plus one renewal option period. For goodwill, which primarily arises from purchases of stores from franchisees, estimated useful lives were shortened in certain circumstances to ten years.

These changes in useful lives are being applied on a prospective basis to existing assets and will be applied to assets acquired in the future. These changes in accounting estimates have been effected as of the beginning of fiscal 1999, resulting in increases in income from operations and net income as follows (in thousands):


Net impact of changes in useful lives                         $  5,616
Non-recurring charge to eliminate assets which
     had no remaining useful lives                              (1,025)
                                                              --------
Increase in income from operations                               4,591
Income tax effect                                               (1,676)
                                                              --------
Increase in net income                                        $  2,915
                                                              ========


Depreciation expense was approximately $11.9 million, $16.6 million and $13.4 million in 1999, 1998 and 1997, respectively.

Investments in Marketable Securities

As of December 28, 1997, the Company had investments in marketable securities of approximately $5.6 million, comprised of both debt and equity securities. These investments were classified as available-for-sale and were stated at aggregate fair value. Unrealized gains at December 28, 1997 were $536,000 and unrealized losses were $69,000, both net of tax. For purposes of determining realized gains and losses, the cost of securities sold is based upon the specific identification method.

The Company had placed these investments in "rabbi trusts", whereby the amounts were irrevocably set aside to fund the Company's obligations under its nonqualified executive and managerial deferred compensation plans (Note 5). These plans were terminated during 1998 as part of the Recapitalization and all related investments in marketable securities were sold with the proceeds being paid to the participants in the plans.

As of January 2, 2000, the Company has investments in marketable securities of approximately $3.2 million, comprised of mutual funds. These investments are classified as available-for-sale and are stated at aggregate fair value. Unrealized gains at January 2, 2000 are $329,000, net of tax. For purposes of determining realized gains and losses, the cost of securities sold is based upon the specific identification method. These investments are in a "rabbi trust", whereby the amounts are irrevocably set aside to fund the Company's obligations under its deferred compensation plans which began in 1999.

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the Recapitalization. Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Amortization of deferred financing costs was approximately $6.1 million, $0.4 million and $0.3 million in 1999, 1998 and 1997, respectively.

As part of the Recapitalization, the Company paid financing costs to affiliates of the Parent stockholders of approximately $21.1 million. Approximately $14.4 million of these expenditures were treated by the Company as capitalizable deferred financing costs while approximately $6.7 million of these expenditures were made on behalf of the Parent and were treated as distributions to the Parent.

Goodwill and Covenants Not-to-Compete

Goodwill arising primarily from franchise acquisitions has been recorded at cost and is being amortized using the straight-line method over periods not exceeding ten years. Amortization of goodwill was approximately $2.1 million, $2.0 million and $1.4 million in 1999, 1998 and 1997, respectively.

Covenants not-to-compete, primarily obtained as a part of the Recapitalization (Note 7), have been recorded at cost and are being amortized using an accelerated method over a three year period for the covenant not-to-compete with a Company and Parent Director and former majority Parent stockholder. Other covenants not-to-compete are being amortized using the straight-line method over periods not exceeding ten years. Amortization of covenants not-to-compete was approximately $33.1 million, $2.2 million and $0.7 million in 1999, 1998 and 1997, respectively.

Capitalized Software

The American Institute of Certified Public Accountants has issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires entities to capitalize and amortize certain costs and currently expense certain other costs incurred for software developed or obtained for internal use. The Company adopted this SOP in 1998. The adoption of this SOP did not have a significant impact on the accompanying consolidated financial statements.

Capitalized software is recorded at cost and includes purchased, internally developed and externally developed software used in the Company's operations. Amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Amortization expense was approximately $4.4 million, $2.0 million and $0.8 million in 1999, 1998 and 1997, respectively.

Other Assets

Other assets primarily include equity investments in international franchisees, deposits and other intangibles primarily arising from franchise acquisitions. Amortization of other intangibles is provided using the straight-line method over the estimated useful lives of the amortizable assets. Amortization expense was approximately $241,000, $376,000 and $564,000 in 1999, 1998 and 1997,
respectively.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, equipment warranty expenses, store operating expenses, deferred revenues, deferred compensation and a consulting fee payable to a Company Director and former majority Parent stockholder.

Revenue Recognition

Corporate store revenues are comprised of retail sales of food through Company-owned stores located in the contiguous U.S. and are recognized when the food is delivered to or carried out by customers.

Domestic franchise royalties are primarily comprised of royalties and fees from franchisees with operations in the contiguous U.S. and are recognized as revenue when earned.

Domestic distribution revenues are comprised of sales of food, equipment and supplies to franchised stores located in the contiguous U.S. and are recognized as revenue upon shipment of the related products to franchisees.

International revenues are primarily comprised of sales of food and royalties and fees from foreign, Alaskan and Hawaiian franchisees and are recognized consistently with the policies applied for revenues generated in the contiguous U.S.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $37.8 million, $41.2 million and $40.5 million during 1999, 1998 and 1997, respectively.

Insurance Programs

The Company is partially self-insured for property and health insurance risks and, for periods up to December 20, 1998, was partially self-insured for workers' compensation, general liability and owned and non-owned automobile programs.

The Company's health insurance program provides coverage for life, medical, dental and accidental death and dismemberment (AD&D) claims. Self-insurance limitations for medical and dental per a covered individual's lifetime were $2.0 million in 1999, 1998 and 1997. The AD&D and life insurance components of the health insurance program are fully insured by the Company through third-party insurance carriers.

Effective July 1, 1996 through December 19, 1998, the self-insurance limitations per occurrence for the workers' compensation, general liability and owned and non-owned automobile programs were $500,000, plus a one-time otherwise recoverable amount of $500,000 in excess of $500,000 on the combined general liability, owned and non-owned automobile programs for each policy year, except for the period from July 1, 1998 through December 19, 1998 for which there was no otherwise recoverable amount.

Total excess insurance limits for all partially self-insured periods were $105.0 million per occurrence under the workers' compensation, general liability and owned and non-owned automobile programs.

Self-insurance reserves are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such things as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. In management's opinion, the accrued insurance reserves at January 2, 2000 are sufficient to cover potential aggregate losses.

Paid claims under the Company's self-insurance programs were $13.6 million in 1999, $23.4 million in 1998 and $20.0 million in 1997. As of January 2, 2000, the Company has deposits totaling approximately $1.0 million with the Company's third-party insurance claims administrator. This amount is included in other assets.

During December 1998, the Company entered into a guaranteed cost, combined casualty insurance program that is effective for the period December 20, 1998 to December 20, 2001. The new program covers insurance claims on a first dollar basis for workers' compensation, general liability and owned and non-owned automobile liability. Total insurance limits under this program are $106.0 million per occurrence for general liability and owned and non-owned automobile liability and up to the applicable statutory limits for workers' compensation.

Insurance expense was comprised of the following (in millions):

                                              1999       1998       1997
                                            -------    -------    -------
     Self-insurance program                 $  10.6    $  22.6    $  20.0
     Combined casualty program                 10.3        -            -
     Reduction in actuarial calculations          -       (6.7)         -
                                            -------    -------   --------

                                            $  20.9    $  15.9   $   20.0
                                            =======    =======   ========


Foreign Currency Translation

The Company's foreign entities use their local currency or the U.S. dollar as the functional currency, in accordance with the provisions of SFAS No. 52, "Foreign Currency Translation." Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at yearend exchange rates, while income and expense accounts are translated at average exchange rates. Translation adjustments are included in accumulated other comprehensive income and other foreign currency transaction gains and losses are included in determining net income.

Financial Derivatives

During 1999, the Company entered into two interest-rate swap agreements (the 1999 Swap Agreements) to effectively convert the Eurodollar component of the interest rate on a portion of the Company's debt under Term Loans A, B and C (Note 2) to a fixed rate of 5.12% beginning in January 1999 and continuing through December 2001, in an effort to reduce the impact of interest rate changes on income. The total notional amount under the 1999 Swap Agreements is initially $179.0 million and decreases over time to a total notional amount of $167.0 million in December 2001. As of January 2, 2000, management estimates the fair value of the 1999 Swap Agreements to be an asset of approximately $5.0 million.

As a result of generating royalty revenues from franchised operations in Japan, the Company is exposed to the effect of exchange rate fluctuations between the Japanese yen and U.S. dollar. During 1999, the Company entered into contracts to sell 30 million Japanese yen every four weeks during fiscal 2000. In 1998, 1997 and 1996, the Company entered into contracts to sell 30 million, 35 million and 36 million Japanese yen every four weeks in the following fiscal year, respectively.

Using foreign currency forward contracts enables management to minimize the effect of a fluctuating Japanese yen on its reported income. Gains and losses with respect to these contracts are recognized in income at each balance sheet date based on the exchange rate in effect at that time. No significant gains or losses were recognized under these contracts during 1999, 1998 or 1997. The carrying value of these contracts approximates fair value.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $56.7 million, $4.6 million and $3.9 million during 1999, 1998 and 1997, respectively. Additionally, cash paid for Federal income taxes was approximately $5.1 million and $2.7 million in 1999 and 1998, respectively. No cash was paid for Federal income taxes in 1997.

During 1998, the Company made non-cash distributions to the Parent of approximately $16.6 million representing the Company's investment in a related party limited partnership and approximately $2.6 million representing various leaseholds and other assets. The Company also assumed a $5.5 million consulting agreement liability from the Parent during 1998.

Accounting for Derivative Instruments and Hedging Activities

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This Statement is effective beginning the first quarter of fiscal 2001. Management has not yet quantified the impact, if any, of adopting this Statement.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain amounts from fiscal 1997 and 1998 have been reclassified to conform to the fiscal 1999 presentation.

2.  Long-Term Debt

At January 2, 2000 and January 3, 1999, long-term debt consisted of the following (in thousands):

                                                                    1999                 1998
                                                                 ----------          ----------
      Term Loan A (see below)                                    $  174,424          $  175,000
      Term Loan B (see below)                                       133,878             135,000
      Term Loan C (see below)                                       134,017             135,000
      Notes to franchisees, interest ranging from 5.8%
         to 6.1%, maturing through March 2005                           251                   -
      Revolving credit facility (see below)                               -               1,700
      Notes payable to franchise insurance captive, interest
         ranging up to prime plus 1.5%, due on demand                     -               6,426
      Senior subordinated notes, 10 3/8% (see below)                275,000             275,000
                                                                 ----------          ----------
                                                                    717,570             728,126
      Less - current portion                                         21,438               7,646
                                                                 ----------          ----------
                                                                 $  696,132          $  720,480
                                                                 ==========          ==========

On November 24, 1997, DPI refinanced all obligations remaining under a previously existing credit facility through a new credit agreement (the 1997 Agreement). The 1997 Agreement provided a $93 million six-year unsecured revolving credit facility, of which up to $35 million was available for letter of credit advances. On December 21, 1998, all outstanding borrowings and accrued interest under the 1997 Agreement were repaid in full and the 1997 Agreement was terminated.

On December 21, 1998, Domino's and a subsidiary entered into a new credit agreement (the 1998 Agreement) with a consortium of banks primarily to finance a portion of the Recapitalization, to repay existing indebtedness under the 1997 Agreement and to provide available borrowings for use in the normal course of business.

The 1998 Agreement provides the following credit facilities: three term loans (Term Loan A, Term Loan B and Term Loan C) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 1998 Agreement are $545 million.

The 1998 Agreement provides for borrowings of $175 million under Term Loan A, $135 million under Term Loan B and $135 million under Term Loan C. Under the terms of the 1998 Agreement, the borrowings under Term Loans A, B and C bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate (8.5% at January 2, 2000) and (b) 0.5% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.75% or (ii) the Eurodollar rate (6.18% at January 2, 2000) plus an applicable margin of between 1.50% to 3.75%, with margins determined based upon the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. At January 2, 2000, the Company's effective borrowing rates are 8.94%, 9.69% and 9.94% for Term Loans A, B and C, respectively. As of January 2, 2000, all borrowings under Term Loans A, B and C were under Eurodollar contracts with interest periods of 90 days. Principal payments are required under Term Loans A, B and C, commencing at varied dates and continuing quarterly thereafter until maturity. The final scheduled principal payments on the outstanding borrowings under Term Loans A, B and C are due in December 2004, December 2006 and December 2007, respectively.

The 1998 Agreement also provides for borrowings of up to $100 million under the Revolver, of which up to $35.0 million is available for letter of credit advances and $10.0 million is available for swing-line loans. Borrowings under the Revolver (excluding the letters of credit and swing-line loans) bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate (8.5% at January 2, 2000) and (b) 0.5% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.00% or (ii) the Eurodollar rate (6.18% at January 2, 2000) plus an applicable margin of between 1.50% to 3.00%, with margins determined based upon the Company's ratio of indebtedness to EBITDA, as defined. Borrowings under the swing-line portion of the Revolver bear interest, payable at least quarterly, at the higher of

(a) the specified bank's prime rate (8.5% at January 2, 2000) and (b) 0.5% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.00% based upon the Company's ratio of indebtedness to EBITDA, as defined. The Company also pays a commitment fee on the unused portion of the Revolver ranging from 0.25% to 0.50%, determined based upon the Company's ratio of indebtedness to EBITDA, as defined. At January 2, 2000 the commitment fee for such unused borrowings is 0.50%. The fee for letter of credit amounts outstanding at January 2, 2000 is 3.0%. As of January 2, 2000, there is $93.6 million in available borrowings under the Revolver, with $6.4 million of letters of credit outstanding. There are no borrowings outstanding under the swing-line. The Revolver expires in December 2004.

The credit facilities included in the 1998 Agreement are (i) guaranteed by the Parent, (ii) jointly and severally guaranteed by each of Domino's domestic subsidiaries and (iii) secured by a first priority lien on substantially all of the assets of the Company.

The 1998 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of minimum interest coverage ratios and consolidated adjusted EBITDA and maximum leverage ratios, all as defined in the 1998 Agreement, and restrict the Company's ability to pay dividends on or redeem or repurchase the Company's capital stock, incur additional indebtedness, issue preferred stock, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies.

On December 21, 1998, Domino's issued $275 million of 10 3/8% Senior Subordinated Notes due 2009 (the Notes) requiring semi-annual interest payments, which began July 15, 1999. Prior to January 15, 2002, the Company may redeem, at a fixed price, up to 35% of the Notes with the proceeds of equity offerings, if any, by the Parent or the Company. Before January 15, 2004, Domino's may redeem all, but not part, of the Notes if a change in control occurs, as defined in the Notes. Beginning January 15, 2004, Domino's may redeem some or all of the Notes at fixed redemption prices, ranging from 105.19% of par in 2004 to 100% of par in 2007 and thereafter. In the event of a change in control, as defined, the Company will be obligated to repurchase Notes tendered by the holders at a fixed price. The Notes are guaranteed by each of Domino's domestic subsidiaries (non-domestic subsidiaries do not represent a material amount of revenues and assets) and are subordinated in right of payment to all existing and future senior debt of the Company.

The indenture related to the Notes restricts Domino's and its restricted subsidiaries from, among other restrictions, paying dividends or redeeming equity interests (including those of the Parent), with certain specified exceptions, unless a minimum fixed charge coverage ratio is met and, in any event, such payments are limited to 50% of cumulative net income of the Company from January 4, 1999 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

In 1998, the Company received $20 million under Term Loans B and C from a stockholder of the Parent. The Company also issued $20 million of the Notes to this stockholder. During 1999, the stockholder reduced its holdings in Term Loans B and C to $12.9 million. Interest expense to this stockholder related to the Term Loans B and C and the Notes is $3.4 million in 1999.

As of January 2, 2000, management estimates the fair value of the Notes to be approximately $264.7 million. The carrying amounts of the Company's other debt approximate fair value.

As of January 2, 2000, maturities of long-term debt are as follows (in thousands):

                  2000                           $    21,438
                  2001                                14,792
                  2002                                34,155
                  2003                                48,835
                  2004                                66,940
                  Thereafter                         531,410
                                                 -----------
                                                 $   717,570
                                                 ===========

3.  Commitments and contingencies

Lease Commitments

The Company leases various equipment, store and commissary locations and its corporate headquarters under operating leases with expiration dates through 2009. Rent expenses totaled approximately $23.5 million, $27.4 million and $26.9 million during 1999, 1998 and 1997, respectively. As of January 2, 2000, the future minimum rental commitments for all noncancellable leases, which include approximately $18.0 million in commitments to related parties and is net of approximately $1.4 million in future minimum rental commitments which have been assigned to certain franchisees, are as follows (in thousands):

                  2000                           $    18,300
                  2001                                13,412
                  2002                                11,146
                  2003                                 9,123
                  2004                                 2,869
                  Thereafter                           5,962
                                                 -----------
                                                 $    60,812
                                                 ===========

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability, general liability, automobile and franchisee claims arising in the ordinary course of business. In the opinion of the Company's management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of operations of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

4.  Income Taxes

As a result of the Recapitalization, the Parent, Domino's and its qualifying subsidiaries reverted to C Corporation status effective December 21, 1998 and filed a consolidated Federal income tax return. The Company records its Federal income tax provision and related liability as if it files its own consolidated Federal income tax return in accordance with a December 1998 tax-sharing agreement. As such, the amounts classified as deferred income taxes are receivables from the Parent as the ultimate taxpayer.

Prior to the Recapitalization, certain Domino's subsidiaries sold certain tangible and intangible assets to another Domino's subsidiary, which had revoked its S Corporation election. The gain on this transaction, while not reflected for financial reporting purposes, resulted in a Federal deferred tax asset to the Company of $54 million due to the difference in book and tax bases. This amount is reflected in deferred income taxes and was initially credited directly to retained earnings.

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company's consolidated income tax provision (benefit) for fiscal year 1999 and for fiscal year 1998 (only two weeks of which was a C Corporation period) are summarized as follows (in thousands):

                                                             For the Years Ended
                                                             -------------------
                                                        January 2,         January 3,
                                                          2000                1999
                                                       ----------          ----------
     Federal income tax provision based
        on the statutory rate                          $     876           $ 22,382
     State and local taxes, net of
        related Federal income taxes                         909              1,096
     Non-resident withholding and foreign
       income taxes                                        2,792              2,530
     Non-deductible expenses                                 374                578
     Foreign tax and other tax credits                    (3,064)            (2,885)
     Losses attributable to
        foreign subsidiaries                                 505                  -
     Tax reserves, net of related
       Federal income taxes                               (2,925)            10,498
     Federal tax effect of conversion to
       C Corporation                                       1,001            (27,905)
     Exclusion of income earned during
        S Corporation period in 1998                           -            (18,900)
     Other                                                   (49)              (322)
                                                      ----------           --------
                                                      $      419           $(12,928)
                                                      ==========           ========


The components of the 1999, 1998 and 1997 provision (benefit) for income taxes are as follows (in thousands):

                                                    1999           1998            1997
                                                 ----------------------------------------
Provision (benefit) for Federal income taxes-
    Current provision (benefit)                   $   2,577    $     9,676        $ (7,419)
    Deferred benefit                                 (1,949)       (27,587)              -
                                                  ---------    -----------        --------
    Total provision (benefit) for
       Federal income taxes                             628        (17,911)         (7,419)
    (Benefit) provision for state and local
        income taxes                                 (3,001)         2,453           5,719
    Provision for non-resident withholding and
        foreign income taxes                          2,792          2,530           2,066
                                                  ---------    -----------        --------
    Provision (benefit) for income taxes          $     419    $   (12,928)       $    366
                                                  =========    ===========        ========


Realization of the Company's deferred tax assets is dependent upon many factors, including, but not limited to, the ability of the Company to generate sufficient taxable income. Although realization of the Company's deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

Significant components of net deferred income taxes are as follows (in thousands):

                                                                       1999              1998
                                                                   ---------         ---------
     Deferred Federal income tax assets -
       Step-up of basis on subsidiaries sale of
          certain assets                                           $  45,390         $  52,374
       Covenants not-to-compete                                       10,605               405
       Self-insurance reserves                                         7,067             8,447
       Accruals and other reserves                                     8,559             8,096
       Bad debt reserves                                               2,080             2,189
       Depreciation, amortization and asset basis
          differences                                                  6,654             7,422
       Deferred revenue                                                1,517             1,595
       Other                                                           2,897             3,096
                                                                   ---------         ---------
                                                                      84,769            83,624
                                                                   ---------         ---------

     Deferred Federal income tax liabilities -
       Capitalized development costs                                   2,922             3,105
       Other                                                             504             1,077
                                                                   ---------         ---------
                                                                       3,426             4,182
                                                                   ---------         ---------
     Net deferred Federal income tax asset                            81,343            79,442

     Net deferred state tax asset                                      2,193             2,145
                                                                   ---------         ---------
     Net deferred income taxes                                     $  83,536         $  81,587
                                                                   =========         =========


As of January 2, 2000, the classification of net deferred income taxes is summarized as follows (in thousands):

                                                             Current       Long-term      Total
                                                            ---------      ---------    ---------
                  Deferred tax assets                       $  10,990      $  75,972    $  86,962
                  Deferred tax liabilities                       (492)        (2,934)      (3,426)
                                                            ---------      ---------    ---------
                  Net deferred income taxes                 $  10,498      $  73,038    $  83,536
                                                            =========      =========    =========

As of January 3, 1999, the classification of net deferred income taxes is summarized as follows (in thousands):

                                                             Current      Long-term       Total
                                                            ---------      ---------    ---------
                  Deferred tax assets                       $  10,830      $  74,939    $  85,769
                  Deferred tax liabilities                     (1,019)        (3,163)      (4,182)
                                                            ---------      ---------    ---------
                  Net deferred income taxes                 $   9,811      $  71,776    $  81,587
                                                            =========      =========    =========


5.  Employee Benefits

The Company has a deferred salary reduction plan which qualifies under Internal Revenue Code Section 401(k). All full-time salaried and certain hourly employees of the Company who have completed one year of service and are at least 21 years of age are eligible to participate in the plan. Such employees may be able to participate in the plan after only six months of service if they are employed in a position regularly scheduled to work at least 1,000 hours annually. The plan requires the employer to match 50% of the first 6% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.5 million, $2.4 million and $1.2 million for 1999, 1998 and 1997, respectively.

Through December 20, 1998, the Company also had a nonqualified executive deferred compensation plan (the executive plan) available for certain executives and other key employees and a nonqualified managerial deferred compensation plan (the managerial plan) available for certain managerial employees. Under the executive plan, eligible executives could defer up to 25% of their annual compensation, and all other eligible participants could defer up to 20% of their annual compensation. Under the managerial plan, certain eligible employees could defer up to 15% of their annual compensation. Both plans required a Company match of either 30% of employee contributions per participant or the Company match percentage under the Company 401(k) plan, whichever was less, with additional Company contributions permitted at the discretion of the Company. Both plans also required the Company to credit each participant's account monthly at an annualized rate equal to the prime rate of interest, as defined, plus 2%. The charges to operations for Company contributions to these plans, including interest, were $1.9 million and $1.3 million in 1998 and 1997, respectively. The Company terminated both the executive plan and the managerial plan and paid out the related liabilities on December 20, 1998.

Effective January 4, 1999, the Company established a nonqualified deferred compensation plan available for the members of the Company's executive team, certain other key executives and certain managerial employees. Under this plan, the participants may defer up to 40% of their annual compensation. The plan requires the Company to match 30% with respect to the first 25%, 20% or 15% of participant salary deferrals, depending on the employee. The plan requires the Company to credit the participants' accounts following each pay period. The Company may be required to make supplemental contributions to participants' accounts depending on the earnings of the Company as defined in the plan. The participants direct the investment of their deferred compensation within seven mutual funds. The Company contributions to this plan were $905,000 in 1999 and are included in general and administrative expenses. In 1999, the Company amended the plan to eliminate the Company match and supplemental contributions beginning in fiscal 2000.

6.  Financial Instruments with Off-Balance Sheet Risk

The Company is party to stand-by letters of credit with off-balance sheet risk. The Company's exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amount of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of January 2, 2000 are $6.4 million.

7.  Related Party Transactions

Leases

The Company leases its corporate headquarters under a long-term operating lease agreement with a partnership owned by a Company and Parent Director and former majority Parent stockholder. The current lease, dated December 21, 1998, replaced a previous lease agreement with the same partnership. The Company also leased two commissary locations from partnerships owned by this Company and Parent Director and former majority Parent stockholder and his family during 1997 and until August 1998 when the Company purchased the commissaries and terminated the respective leases. Total lease expense for the aforementioned leases was $4.4 million, $13.6 million and $13.8 million for 1999, 1998 and 1997, respectively, the majority of which is included in general and administrative expenses.

Aggregate future commitments under these leases are as follows (in thousands):

                  2000                                    $  4,371
                  2001                                       4,486
                  2002                                       4,606
                  2003                                       4,544
                  2004 and thereafter                            -
                                                          --------
                                                          $ 18,007
                                                          ========

The Company was party to an agreement with an affiliated company which was owned by a Company and Parent Director and former majority Parent stockholder and members of his family, whereby the Company obtained a 50% limited partner interest in a real estate partnership which owns certain land surrounding the Company's corporate headquarters. The Company accounted for this investment using the equity method, whereby the original investment was recorded at cost and was adjusted by the Company's share of the partnership's undistributed earnings and losses, based on a formula defined in the agreement. Under the terms of this agreement, the

Company leased certain of the land owned by the partnership. Total lease expense was $1.4 million for 1998 and $1.3 million for 1997. In December 1998, the Company distributed its investment in the partnership to the Parent.


Charitable Contributions

The Company made contributions of approximately $7.7 million and $6.8 million in 1998 and 1997, respectively, to a charitable foundation founded and operated by a Company and Parent Director and former majority Parent stockholder. There were no contributions made to this foundation in 1999.

Covenant Not-to-Compete

As part of the Recapitalization, the Parent entered into a covenant not-to-compete with a Company and Parent Director and former majority stockholder. The Parent contributed this asset to the Company during 1998. The Company has capitalized the $50.0 million paid in consideration for the covenant not-to-compete and is amortizing this amount over the three-year term of the covenant using an accelerated amortization method. Amortization expense was approximately $32.5 million and $1.3 million in 1999 and 1998, respectively.

Management Agreement and Consulting Services

As part of the Recapitalization, the Parent and its subsidiaries (collectively, the Group) entered into a management agreement with an affiliate of a stockholder of the Parent to provide the Group with certain management services. The Company is committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. In addition to the management services, the Company engaged another affiliate to provide consulting services during 1999. In 1999, the Company incurred $2.0 million for management services and $2.2 million for consulting services. Furthermore, the Group must allow the affiliate to participate in the negotiation and consummation of future senior financing and pay the affiliate a fee, as defined in the management agreement.

8.   Restructuring

In fiscal 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million. The staff reduction costs were incurred during the second, third and fourth quarters, in connection with the reduction of 90 corporate and administrative employees. As of January 2, 2000, the Company had paid $4.6 million of the staff reduction costs and management expects the remaining amount to be paid during the first and second quarters of fiscal 2000.

The exit costs were recorded in the fourth quarter in connection with the planned closure and relocation of 50 specifically identified corporate-owned stores. The exit cost liability is comprised of the operating lease obligations after the expected closure dates and related leased premises restoration costs. As of January 2, 2000, no exit cost liabilities had been paid. Management expects that the exit cost liabilities will be paid during fiscal 2000.

9.  Segment Data


The Company has three reportable segments as determined by management using the "management approach" as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) Domestic Stores, (2) Domestic Distribution and (3) International. The Company's operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes Company operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment includes the distribution of food, equipment and supplies to franchised and Company-owned stores throughout the contiguous United States. The International segment includes Company operations related to its franchising business in foreign and non-contiguous United States markets and its food distribution business in Canada, Alaska and Hawaii.

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA.

The tables below summarize the financial information concerning the Company's reportable segments for fiscal years 1999, 1998 and 1997. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The "Other" column as it relates to EBITDA information below primarily includes corporate headquarter costs that management does not allocate to any of the reportable segments and in 1998 and 1997 included a Company and Parent Director and former majority Parent stockholder's salary and charitable contributions. The "Other" column as it relates to capital expenditures primarily includes capitalized software and leasehold improvements that management does not allocate to any of the reportable segments. All amounts presented below are in thousands.

                   Domestic       Domestic                      Intersegment
                    Stores      Distribution     International    Revenues      Other        Total
                   --------     ------------     -------------  ------------    -----        -----
Revenues -
   1999         $   494,796     $  704,970        $  58,402     $ (101,529)   $      -  $  1,156,639
   1998             521,635        716,802           56,022       (117,681)          -     1,176,778
   1997             479,197        617,057           52,496       (103,960)          -     1,044,790

EBITDA -
   1999             136,842         29,302           10,458              -     (45,547)      131,055
   1998             121,890         17,972            8,685              -     (53,585)       94,962
   1997             106,831         15,496            8,617              -     (47,804)       83,140


Capital Expenditures -
   1999              15,898          5,319              985              -      10,245        32,447
   1998              21,795          6,825              249              -      21,107        49,976
   1997              26,474          7,322              511              -      11,105        45,412


The following table reconciles total EBITDA above to consolidated income before provision (benefit) for income taxes:

                                                    1999           1998           1997
                                               ------------------------------------------
Total EBITDA                                   $   131,055    $    94,962      $   83,140
Depreciation and amortization                      (51,743)       (23,123)        (16,939)
Interest expense                                   (74,116)        (7,051)         (3,980)
Interest income                                        992            730             447
Legal settlement expense indemnified
       by a Parent stockholder                      (4,000)             -               -
Gain (loss) on sale of plant and equipment             316         (1,570)         (1,197)
                                               -----------    -----------      ----------
Income before provision (benefit)
       for income taxes                        $     2,504    $    63,948      $   61,471
                                               ===========    ===========      ==========




The following table presents the Company's identifiable asset information for fiscal years 1999 and 1998 and a reconciliation to total consolidated assets:

                                                    1999          1998
                                               --------------------------
        Domestic Stores                        $   139,119   $    113,120
        Domestic Distribution                       58,949         60,948
                                               -----------   ------------
        Contiguous United States                   198,068        174,068
        International                               15,966         17,879
        Unallocated Assets                         167,096        195,944
                                               -----------   ------------
        Total Consolidated Assets              $   381,130   $    387,891
                                               ===========   ============

Unallocated assets include assets that management does not attribute to the reportable segments above and primarily includes investments in marketable securities, deferred financing costs, deferred income taxes, the covenant not-to-compete obtained as part of the Recapitalization and capitalized software.

No customer accounted for more than 10% of total consolidated revenues in the fiscal years ended 1999, 1998 and 1997.

10.  Periodic Financial Data
  (Unaudited; in thousands)

The Company's convention with respect to reporting periodic financial data is such that each of the first three periods consists of twelve weeks while the last period presented consists of sixteen or seventeen weeks depending on the number of weeks in the fiscal year (See Note 1).

                                                                                                 Sixteen
                                                           Twelve Weeks Ended                  Weeks Ended
                                                  ------------------------------------------   -----------
                                                    March 28,      June 20,      September 12,    January 2,
                                                      1999           1999            1999            2000
                                                  --------------------------------------------------------
Total revenues                                    $   260,768     $ 256,112      $  271,903      $ 367,856
Income (loss) before provision (benefit)
   for income taxes                                       381         2,857(1)        1,432(2)      (2,166)(3)
Net income (loss)                                         229         4,347(4)          754         (3,245)(5)




                                                                                              Seventeen
                                                        Twelve Weeks Ended                   Weeks Ended
                                               -----------------------------------------    -------------
                                                  March 22,      June 14,       September 6,   January 3,
                                                    1998           1998            1998          1999
                                               ----------------------------------------------------------
Total revenues                                 $   255,856   $    262,302     $   265,268     $ 393,352
Income before provision (benefit)
   for income taxes                                 13,801         15,517          15,289        19,341
Net income                                          12,651         14,381          14,133        35,711(6)

(1)      Includes $1.6 million of restructuring charges.
(2)      Includes $2.0 million of restructuring charges.
(3) Includes $4.0 million of restructuring charges and $5.0 million relating to the settlement of a lawsuit subsequent to year end.
(4)      Includes $2.9 million state tax reserve reversal, net of federal tax.
(5) Includes $1.0 million net tax provision resulting from S to C Corporation conversion.
(6) Includes $17.9 million net tax benefit resulting from S to C Corporation conversion and establishment of certain tax reserves.

11.  Pro Forma Financial Data
      (Unaudited; In thousands)

The following unaudited pro forma financial data is presented to illustrate the estimated effects on net income if the Company had not elected S Corporation status for fiscal year 1997 and substantially all of fiscal year 1998. Management estimates that the provision for income taxes would have increased and net income would have decreased by approximately $36.8 million in 1998 and approximately $25.4 million in 1997 had the Company remained a C Corporation for those periods.

                                                      1998             1998
                                                    Company          Pro Forma          1998
                                                   Historical       Adjustments       Pro Forma
                                                   -----------      -----------       -----------
              Total revenues                      $  1,176,778      $        -       $  1,176,778
              Income before provision (benefit)
                  for income taxes                      63,948               -             63,948
              Provision (benefit) for
                  income taxes                         (12,928)         36,805             23,877
                                                  ------------      ----------       ------------

              Net income                          $     76,876      $  (36,805)      $     40,071
                                                  ============      ==========       ============

              Comprehensive income                $     76,365      $  (36,636)      $     39,729
                                                  ============      ==========       ============



                                                      1997             1997
                                                     Company         Pro Forma          1997
                                                   Historical       Adjustments       Pro Forma
                                                  ------------      ------------     ------------
              Total revenues                      $  1,044,790       $       -       $  1,044,790
              Income before provision (benefit)

                  for income taxes                      61,471               -             61,471
              Provision for income taxes                   366          25,419             25,785
                                                  ------------       ---------       ------------

              Net income                          $     61,105       $ (25,419)      $     35,686
                                                  ============       =========       ============

              Comprehensive income                $     61,398       $ (25,568)      $     35,830
                                                  ============       =========       ============


12.      Subsequent Event

In March, 2000, the Company settled a lawsuit that was outstanding at January 2, 2000 in which the Company agreed to pay the plaintiffs $5.0 million for a full release of all related claims. This amount is recorded in general and administrative expense in fiscal 1999. The Company recorded a related $1.8 million benefit for income taxes. Additionally, a Company and Parent
Director and former majority Parent stockholder agreed to indemnify the Parent for $4.0 million. The Parent has agreed to contribute the $4.0 million to the Company. The Company has recorded the $4.0 million as a capital contribution as of January 2, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following table sets forth certain information regarding each person who is a director or executive officer of TISM, Domino's and each of our domestic subsidiaries.

     NAME                     AGE                         POSITION
     ----                     ---                         --------
David A. Brandon               47           Chairman,  Chief  Executive  Officer and  Director of TISM,
                                            Domino's and Domino's Pizza
Harry J. Silverman             41           Chief Financial Officer, Executive Vice President,  Finance
                                            and Director of Domino's
                                            Pizza; Vice President of
                                            TISM and Domino's;
                                            President and Director
                                            of each of our domestic
                                            subsidiaries other than
                                            Domino's Pizza
Cheryl A. Bachelder            43           Executive Vice President, Marketing and Product
                                            Development of Domino's Pizza
Patrick Kelly                  47           Executive Vice President, Corporate of Domino's Pizza
Hoyt D. Jones, III             42           Executive Vice President, Franchise of Domino's Pizza
J. Patrick Doyle               36           Executive Vice President, International of Domino's Pizza
Michael D. Soignet             40           Executive Vice President, Distribution of Domino's Pizza
James G. Stansik               44           Executive  Vice   President,   Special   Assistant  to  the

                                            Chairman and Chief Executive Officer of Domino's Pizza
Timothy J. Monteith            47           Chief  Information  Officer,  Executive  Vice  President of
                                            Domino's Pizza
Andrew B. Balson               33           Director of TISM and Domino's
Thomas S. Monaghan             62           Director of TISM and Domino's
Mark E. Nunnelly               41           Director of TISM and Domino's
Christopher C. Behrens         39           Director of TISM and Domino's
Robert M. Rosenberg            62           Director of TISM and Domino's
Robert F. White                44           Director of TISM and Domino's


         DAVID A. BRANDON has served as Chairman, Chief Executive Officer and Director of TISM, Domino's and Domino's Pizza since March, 1999. Mr. Brandon was President and Chief Executive Officer of Valassis Communications, Inc., a company in the sales promotion and couponing industries, from 1991 to 1998 and Chairman of the Board of Directors of Valassis Communications, Inc. from 1997 to 1998.

         HARRY J. SILVERMAN has been Chief Financial Officer and Executive Vice President of Finance for Domino's Pizza since 1993. Mr. Silverman has served as Vice President of TISM and Domino's, as President and Director of each of our domestic subsidiaries other than Domino's Pizza and as a Director of Domino's Pizza since December, 1998. Mr. Silverman joined Domino's Pizza in 1985 as Controller for the Chicago Regional Office. Mr. Silverman was named National Operations Controller in 1988 and later Vice President of Finance for Domino's Pizza. Prior to joining the Company, Mr. Silverman was employed by Grant Thornton.

         CHERYL A. BACHELDER joined Domino's Pizza in May, 1995 as Executive Vice President of Marketing and Product Development, overseeing all marketing, public relations, product development and quality assurance programs. Prior to that time, Ms. Bachelder served as President of Bachelder & Associates, a management consulting firm founded by Ms. Bachelder in 1992. From 1984 to 1992, Ms. Bachelder served in various positions with the Nabisco Foods Group of RJR Nabisco, Inc., including Vice President and General Manager of the LifeSavers Division from 1991 to 1992. From 1981 to 1984, Ms. Bachelder worked in brand management at the PaperMate Division of The Gillette Company. From 1978 to 1981, Ms. Bachelder held training and brand management posts at the Procter & Gamble Company.

         PATRICK KELLY has served as Executive Vice President of Corporate of Domino's Pizza since November, 1994. Mr. Kelly joined Domino's Pizza in 1978 as a manager trainee and has held various positions with the Company since that time, including Vice President of Corporate and Franchise for the United States Western and Eastern Regions, Vice President of International and Vice President of Corporate in the Northern Region.

         HOYT D. JONES, III has served as Executive Vice President of Franchise of Domino's Pizza since December, 1999. Mr. Jones served as Regional Vice President of Franchise Operations (Northeast) since August, 1992. Mr. Jones joined Domino's Pizza in 1985 and has held various operations positions, including Regional Vice President of the Western Region.

         J. PATRICK DOYLE has been Executive Vice President of International for Domino's Pizza since May 1999. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino's Pizza in 1997. During 1991 to 1997, Mr. Doyle served as Vice President and General Manager at Gerber Products Company for the U.S. baby food business and as Vice President and General Manager of their Canadian subsidiary. From 1990-1991, Mr. Doyle was European General Manager of InterVascular SA.

         MICHAEL D. SOIGNET has been Executive Vice President of Distribution of Domino's Pizza, overseeing United States and international commissary operations and the Equipment & Supply Division of the Company since 1993. Mr. Soignet joined the Company in 1981 and since then has held various positions, including Distribution Center General Manager, Assistant to the DNC General Manager, Region Manager, Distribution Vice President, and most recently Vice President of Distribution Operations until his appointment to the executive team in 1993.

         JAMES G. STANSIK has been Executive Vice President, Special Assistant to the Chairman and Chief Executive Officer since August 1999. Prior to August 1999, Mr. Stansik has held various positions, including Senior Vice President of Franchise Administration, Regional Vice President of Franchise Operations and National Director of Franchise Operations. From August 1998 to December 1991, he was Assistant to the President, and from November 1985 to August 1988, he was the Director of Security for the Midwest area.

         TIMOTHY J. MONTEITH has served as Chief Information Officer and Executive Vice President of Domino's Pizza since October 1999. Mr. Monteith served as the Senior Vice President of Information Services and Administration of Domino's Pizza from 1992-1999. From 1988 to 1992, Mr. Monteith was the Chief Operating Officer and Executive Vice President of Thomas S. Monaghan, Inc. Mr. Monteith served as Vice President and then President of T and B Computing of Ann Arbor, Michigan, from 1981 to 1988.

         ANDREW B. BALSON has served as a Director of TISM and Domino's since March, 1999. Mr. Balson has been a Principal of Bain Capital since June 1998 and was an Associate at Bain Capital from 1996 to 1998. From 1994 to 1996, Mr. Balson was a consultant at Bain & Company. Mr. Balson serves on the Board of Managers of Anthony Crane Rental, L.P. and the Board of Directors of Stream International, Inc.

         THOMAS S. MONAGHAN founded Domino's Pizza in 1960 and served as its President and Chief Executive Officer through July, 1989 and from December 6, 1991 to December 21, 1998. Mr. Monaghan now serves as a Director of TISM and Domino's. Mr. Monaghan has served as a Director of TISM since 1960 and as a Director of Domino's since February, 1999. Mr. Monaghan serves on the Board of Directors of several private companies and non-profit organizations.

         MARK E. NUNNELLY has served as a Director of TISM since December 21, 1998 and as a Director of Domino's since February, 1999. Mr. Nunnelly has been a Managing Director of Bain Capital since 1990. Prior to that time, Mr. Nunnelly was a Partner at Bain & Company, where he managed several relationships in the manufacturing sector, and was employed by Procter & Gamble Company Inc. in product management. Mr. Nunnelly serves on the Board of Directors of several companies, including Stream International, Inc., The Learning Company and DoubleClick, Inc.

         CHRISTOPHER C. BEHRENS became a Director of TISM and Domino's in October, 1999. Mr. Behrens has been General Partner at Chase Capital Partners since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice President in Chase's Merchant Banking Group. Mr. Behrens serves on the Board of Directors of several companies, including Dynamic Details, Patina Oil & Gas, and Portola Packaging as well as a number of private companies.

         ROBERT M. ROSENBERG has served as a Director of TISM and Domino's since April, 1999. Mr. Rosenberg has been President and Chief Executive Officer of Allied Domecq Retailing, USA since 1993. Allied Domecq Retailing, USA is comprised of Dunkin' Donuts, Baskin-Robbins and Togo's Eateries. Mr. Rosenberg also serves on the Board of Directors of Allied Domecq Retailing, Ltd of England and Sonic Industries.

         ROBERT F. WHITE has served as a Director of TISM since December 21, 1998 and as a Director of Domino's since February, 1999. Mr. White joined Bain Capital at its inception in 1984. He has been a Managing Director since 1985. Mr. White has served as the Chief Financial Officer and a founder of MediVision, a medical services company founded and financed by Bain Capital. Prior to joining Bain Capital, Mr. White was a Manager at Bain & Company and a Senior Accountant with Price Waterhouse LLP. Mr. White serves on the Board of Directors of totes/Isotoner Inc., Brookstone, Inc., Corporate Software & Technologies Int. Inc., Stream International, Inc. and Modus Media International Inc.

         All directors of TISM and Domino's serve until a successor is duly elected and qualified or until the earlier of his or her death, resignation or removal. There are no family relationships between any of the directors or executive officers of TISM or Domino's. The executive officers of TISM and Domino's are elected by and serve at the discretion of their respective Boards of Directors.

ITEM 11.  EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation for the fiscal year ended January 2, 2000 of David A. Brandon, the Chairman and Chief Executive Officer of TISM, and the four other most highly compensated executive officers of TISM and its consolidated subsidiaries (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                         LONG TERM
                                                                        COMPENSATION
                                                         OTHER           SECURITIES
NAME AND                                                 ANNUAL          UNDERLYING      ALL OTHER
PRINCIPAL POSITION       YEAR   SALARY     BONUS(1)   COMPENSATION(2)    OPTIONS(3)   COMPENSATION(4)
------------------       ----   ------     --------   ---------------    ----------   ---------------
David A. Brandon -       1999 $ 475,385   $ 712,500     $     22         1,512,516      $      842
  Chairman and Chief
  Executive Officer (5)

Cheryl A. Bachelder      1999   282,801     332,856           89           600,000          38,477
  Executive Vice         1998   287,300   1,805,657        1,103                 -          49,173
  President, Marketing
  And Product Development

Harry J. Silverman       1999   264,373     311,167          115           550,000          41,599
  Chief Financial        1998   268,578   3,076,538          866           111,111          55,656
  Officer, Executive
  Vice President

Patrick Kelly            1999   255,322     300,514           60           250,000           6,205
  Executive Vice         1998   259,720   1,793,547        1,860           166,667           3,403
  President, Corporate
  Operations

Michael D. Soignet       1999   242,637     285,305          127           500,000          37,606
  Executive Vice         1998   246,496   1,832,497          912           111,111          59,276
  President, Distribution

(1) These amounts for 1998 include bonuses of $1,637,697 for Ms. Bachelder, Mr. Kelly and Mr. Soignet under bonus agreements entered into with each person and $2,851,078 under a bonus agreement entered into with Mr. Silverman. Ms. Bachelder received her entire bonus at the closing of the recapitalization. Messrs. Silverman, Kelly and Soignet received a portion of their bonuses in cash at the closing of the recapitalization, and the receipt of the remaining portion of each other bonus was deferred under the Senior Executive Deferred Bonus Plan. See "Senior Executive Deferred Bonus Plan."

(2) These amounts include reimbursements during the fiscal year for the payment of taxes related to insurance premiums paid on behalf of the Named Executive Officers.

(3)      The options are for the purchase of common stock of TISM.

(4) These amounts represent matching funds contributed by us pursuant to our deferred compensation plan and 401(k) plan and term life insurance premiums paid by the Company for the benefit of the Named Executive Officers.

(5) Mr. Brandon was elected Chairman and Chief Executive Officer on March 31, 1999.

OPTION GRANTS


         The table below sets forth information for the Named Executive Officers with respect to grants of stock options of TISM during the fiscal year ended January 2, 2000.


Option Grants in Fiscal 1999




                                                                                                          Potential Realizable Value
                                                      Individual Grants                                    At Assumed Rates Of Stock
                                                              % Of Total                                          Price Appreciation
                                    Number Of Securities        Options                                          For Option Term (3)
                                    Underlying Options(1)    To Employees(2)  Exercise Price    Expiration
              Name                                                              ($/Share)          Date        5% ($)       10% ($)

     David A. Brandon                 1,512,516                  27.5%        $     .50          3/31/09     $1,231,865   $1,961,538
     Chairman and Chief
     Executive Officer

     Cheryl A. Bachelder                600,000                  10.9%              .50         12/14/09        488,668      778,123
     Executive Vice
     President, Marketing and
     Product Development

     Harry J. Silverman                 550,000                  10.0%              .50         12/14/09        447,946      713,279
     Chief Financial
     Officer, Executive
     Vice President


     Patrick Kelly                      250,000                   4.5%              .50         12/14/09        203,612      324,218
     Executive Vice
     President, Corporate
     Operations


     Michael D. Soignet                 500,000                   9.1%              .50         12/14/09        407,224      648,436
     Executive Vice President,
     Distribution


         (1) These represent options to purchase shares of Class A Common Stock of TISM.
         (2) This represents the percentage of total options granted to employees to purchase shares of Class A Common Stock.
         (3) Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their term assuming the specified compound rates of appreciation (5% and 10%) on the market value of the common stock on the date of option grant over the ten year term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises are dependent on the timing of such exercise and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

         The following table sets forth certain information concerning the number and value of unexercised stock options of TISM held by each of the Named Executive Officers as of January 2, 2000.

                         FISCAL YEAR-END OPTIONS VALUES

                                          NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                        UNDERLYING UNEXERCISED            IN-THE-MONEY OPTIONS AT
              NAME                  OPTIONS AT FISCAL YEAR-END                    FISCAL YEAR-END
                               EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
                                   (#)               (#)               ($)                ($)
         David A. Brandon       151,252          1,361,264              -                  -
         Cheryl A. Bachelder    120,000            480,000              -                  -
         Harry J. Silverman     121,111            440,000              -                  -
         Patrick Kelly           66,667            200,000              -                  -
         Michael D. Soignet     111,111            400,000              -                  -



(1) There was no public trading market for the common stock of TISM as of January 2, 2000. Accordingly, these values have been calculated on the basis of the fair market value of such securities on January 2, 2000, less the applicable exercise price.


COMPENSATION OF DIRECTORS

         TISM and Domino's reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, TISM and Domino's may compensate independent members of the board of directors for services provided in such capacity. In April 1999, Mr. Rosenberg, an independent Director, was granted a stock option for 55,555 shares of Class A Common Stock of TISM.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

Consulting Agreement with Thomas S. Monaghan

         In connection with the closing of the recapitalization, Mr. Monaghan entered into a Consulting Agreement with Domino's Pizza. The Consulting Agreement has a term of ten years, is terminable by either Domino's Pizza or Mr. Monaghan upon thirty days prior written notice, and may be extended or renewed by written agreement. Under the Consulting Agreement, Mr. Monaghan may be required to make himself available to Domino's Pizza on a limited basis. Mr. Monaghan will receive a retainer of $1 million for the first twelve months of the agreement and $0.5 million per year for the remainder of the term of the agreement. If we terminate the agreement for any reason, we are required to remit to Mr. Monaghan a lump sum payment within thirty days of the termination of the agreement in the full amount of the retainer payable for the remainder of the term of the Consulting Agreement. As a consultant, Mr. Monaghan is entitled to reimbursement of travel and other expenses incurred in performance of his duties but is not entitled to participate in any of our employee benefit plans or other benefits or conditions of employment available to our employees.

Employment Agreements

         Mr. Brandon is employed as Chief Executive Officer and Chairman of the Board of Directors of TISM, Domino's, and Domino's Pizza pursuant to an Employment Agreement. Under the Employment Agreement, Mr. Brandon is entitled to receive an annual salary of $600,000 and is eligible for an annual bonus based on achievement of performance objectives. If Mr. Brandon is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for two years. If Mr. Brandon's employment is terminated by reason of physical or mental disability, he is entitled to receive continued salary less the amount of disability income benefits received by him and continued coverage under group medical plans for eighteen months. Mr. Brandon is subject to certain non-competition, non-solicitation and confidentiality provisions.

         Each of the Named Executive Officers other than Mr. Brandon is employed by Domino's Pizza pursuant to a written Employment Agreement. The stated term of the Employment Agreement with Ms. Bachelder concludes December 31, 2003, with Mr. Silverman concludes June 30, 2003, with Mr. Soignet concludes December 31, 2002, and with Mr. Kelly concludes December 31, 2001. Under each Employment Agreement, the Named Executive Officer is entitled to receive an annual salary. Ms. Bachelder's annual salary is $330,000, Mr. Silverman's annual salary is $310,000, Mr. Soignet's annual salary is $285,000, and Mr. Kelly's annual salary is $275,000. Each of the above Named Executive officers is also eligible to receive an annual formula bonus based on achievement of performance objectives and a discretionary bonus.

         If the employment of any of the above Named Executive Officers is terminated other than for cause or resigns voluntarily for good reason, the affected Named Executive Officer is entitled continue to receive his or her salary for the remainder of the stated term. If the employment of any of the above Named Executive Officers is terminated by reason of physical or mental disability, he or she is entitled to receive continued salary less the amount of disability income benefits received by him or her and continued coverage under group medical plans for eighteen months. Each of the Named Executive Officers is subject to certain non-competition, non-solicitation and confidentiality provisions. The Employment Agreements with the above Named Executive Officers provides for the waiver of any and all rights and benefits to which he or she was entitled under the August 4, 1998 Severance Agreements to which each of the above Named Executive Officers and Domino's Pizza are party and expressly provides for the termination of such Severance Agreements.

Deferred Compensation Plan

         Domino's Pizza has adopted a Deferred Compensation Plan for the benefit of certain of its executive and managerial employees, including certain of the Named Executive Officers. Under the Deferred Compensation Plan, eligible employees are permitted to defer up to 40% of their compensation. In 1999, Domino's Pizza was required to match 30% of the amount deferred by a participant under the plan with respect to the first 15%, 20% or 25% of the participant's compensation, depending on the employee. In addition, in 1999, Domino's Pizza made a supplemental contribution, in addition to the matching contribution, of 10% of the deferred amounts. In December 1999, we amended the plan to eliminate the matching requirement and the supplemental contribution beginning in fiscal 2000. The amounts under the plan are required to be paid out upon termination of employment or a change in control of Domino's Pizza.

Senior Executive Deferred Bonus Plan

         Prior to the recapitalization, Domino's Pizza entered into bonus agreements with Messrs. Silverman, Soignet and Kelly. The bonus agreements, as amended, provided for bonus payments, a portion of which were payable in cash upon the closing of the recapitalization and a portion of which were deferred under the Senior Executive Deferred Bonus Plan. Domino's Pizza adopted a Senior Executive Deferred Bonus Plan, effective December 21, 1998, which established deferred bonus accounts for the benefit of the three executives listed above. Domino's Pizza must pay the deferred amounts in each account to the respective executive upon the earlier of (i) a change of control, (ii) a qualified public offering, (iii) the cancellation or forfeiture of stock options held by such executive or (iv) ten years and 180 days after December 21, 1998. If the board of directors of Domino's Pizza terminates the plan, it may pay the amounts in the deferred bonus accounts to the participating executives at that time or make the payments as if the plan had continued to be in effect.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Company does not have a compensation committee. Compensation decisions for fiscal 1999 regarding the Company's executive officers were made by Mr. Brandon and the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         All of Domino's issued and outstanding common stock is owned by TISM. The issued and outstanding capital stock of TISM consists of (i) 50,238,738 shares of Class A Common Stock, of which 9,641,874 shares are of Class A-1 Common Stock, par value $0.001 per share, 9,866,633 shares are Class A-2 Common Stock, par value $0.001 per share, and 30,730,231 shares are Class A-3 Common Stock, par value $0.001 per share, (ii) 5,543,194 shares of Class L Common Stock, par value $0.001 per share, and (iii) 1,003,817 shares of 11.5% Cumulative Preferred Stock. The three classes of Class A Common Stock have different rights with respect to the election of members of the Board of Directors. The shares of Class A-1 Common Stock entitle the holder to one vote per share on all matters to be voted upon by the stockholders of TISM. The shares of Class A-2 Common Stock and Class A-3 Common Stock are non-voting. The Class L Common Stock is identical to the Class A Common Stock except that the Class L Common Stock is nonvoting and is entitled to a preference over the Class A Common Stock, with respect to any distribution by TISM to holders of its capital stock, equal to the original cost of such share plus an amount which accrues at a rate of 12% per annum, compounded quarterly. The Class L Common Stock is convertible upon an initial public offering, or certain other dispositions, of TISM into Class A Common Stock upon a vote of the board of directors of TISM. The Cumulative Preferred Stock has no voting rights except as required by law.

         The following table sets forth certain information as of March 1, 2000 regarding the approximate beneficial ownership of (i) each person known to TISM to own more than five percent of the outstanding voting securities of TISM and
(ii) the voting securities of TISM held by each Director of TISM, each Named Executive Officer and all of such Directors and Named Executive Officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown. Unless otherwise indicated, the address of each Director and Named Executive Officer is 30 Frank Lloyd Wright Drive, Ann Arbor, MI 48106.


                                                             PERCENTAGE OF OUTSTANDING
                                                             -------------------------
NAME AND ADDRESS                                                 VOTING SECURITIES
----------------                                                 -----------------
PRINCIPAL STOCKHOLDERS:
Bain Capital Funds (1)                                                 49.0%
c/o Bain Capital, Inc.
Two Copley Place
Boston, Massachusetts 02116

DIRECTORS AND NAMED EXECUTIVE OFFICERS:

David A. Brandon*+                                                       --

Cheryl A. Bachelder*                                                     --

Harry J. Silverman*                                                      --

Patrick Kelly*                                                           --

Michael D. Soignet*                                                      --

Andrew B. Balson+(2)                                                     **
c/o Bain Capital, Inc.
Two Copley Place
Boston, Massachusetts 02116

Thomas S. Monaghan+(3)                                                 36.3%

Mark E. Nunnelly+(4)                                                    2.6%
c/o Bain Capital, Inc.
Two Copley Place
Boston, Massachusetts 02116


Christopher C. Behrens+(5)                                              4.9%
c/o Chase Capital Partners
380 Madison Avenue, 12th Floor
New York, NY  10017

Robert F. White+(6)                                                     2.6%
c/o Bain Capital, Inc.
Two Copley Place
Boston, Massachusetts 02116

Robert M. Rosenberg+                                                     --

All Directors and Named Executive                                      44.2%
Officers as a Group (10 Persons)

+        Director
*        Named Executive Officer
**       Less than one percent.

(1) Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Bain Capital Fund VI, L.P. ("Fund VI"), whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors VI, Inc., a Delaware corporation wholly owned by W. Mitt Romney, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Bain Capital VI Coinvestment Fund ("Coinvest Fund"), whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors VI, Inc., a Delaware corporation wholly owned by W. Mitt Romney, (iii) 385,675 shares of Class A-1 Common Stock owned by Sankaty High Yield Asset Partners, L.P. ("Sankaty"), whose sole general partner is Sankaty High Yield Asset Investors, LLC, whose managing member is Sankaty High Yield Asset Investors, Ltd., a Bermuda corporation wholly owned by W. Mitt Romney, (iv) 96,419 shares of Class A-1 Common Stock owned by Brookside Capital Partners Fund, L.P. ("Brookside"), whose sole general partner is Brookside Capital Investors, L.P., whose sole general partner is Brookside Capital Investors, Inc., a Delaware corporation wholly owned by W. Mitt Romney,
         (v) 6,164 shares of Class A-1 Common Stock owned by PEP Investments PTY Ltd. ("PEP"), whose controlling persons are Timothy J. Sims, Richard J. Gardell, Simon D. Pillar and Paul J. McCullagh, (vi) 161,215 shares of Class A-1 Common Stock owned by BCIP Associates II ("BCIP II"), whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney, (vii) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust Associates II, L.P.("BCIP Trust II"), whose general partner is Bain Capital, Inc., a Delaware corporation wholly owned by
         W. Mitt Romney, (viii) 26,043 shares of Class A-1 Common Stock owned by BCIP Associates II-B ("BCIP II-B"), whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney,
         (ix) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust Associates II-B, L.P. ("BCIP Trust II-B"), whose general partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney, and (x) 50,349 shares of Class A-1 Common Stock owned by BCIP Associates II-C ("BCIP II-C" and collectively with BCIP II, BCIP Trust II, BCIP II-B and BCIP Trust II-B, the "BCIPs" and the BCIPs, Fund VI, Coinvest Fund, Sankaty, Brookside and PEP, collectively, the "Bain Capital funds"), whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney.

(2) Consists of (i) 26,043 shares of Class A-1 Common Stock owned by BCIP II-B, a Delaware general partnership of which Mr. Balson is a general partner, and (ii) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust II-B, a Delaware limited partnership of which Mr. Balson is a general partner. Mr. Balson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3)      Includes shares of Class A-1 Common Stock owned by Mrs. Monaghan.

(4) Consists of (i) 161,215 shares of Class A-1 Common Stock owned by BCIP II, a Delaware general partnership of which Mr. Nunnelly is a general partner, (ii) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust II, a Delaware limited partnership of which Mr. Nunnelly is a general partner, (iii) 50,349 shares of Class A-1 Common Stock owned by BCIP II-C, a Delaware general partnership of which Mr. Nunnelly is a general partner, and (iv) 6,164 shares of Class A-1 Common Stock owned by PEP, a New South Wales limited company for which Mr. Nunnelly has a power of attorney. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(5) Mr. Behrens is a principal of Chase Capital Partners, the general partner of Chase Equity Associates, L.P. Accordingly, Mr. Behrens may be deemed to beneficially own shares beneficially owned by Chase Capital Partners. Mr. Behrens disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(6) Consists of (i) 161,215 shares of Class A-1 Common Stock owned by BCIP II, a Delaware general partnership of which Mr. White is a general partner, (ii) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust II, a Delaware limited partnership of which Mr. White is a general partner, (iii) 50,349 shares of Class A-1 Common Stock owned by BCIP II-C, a Delaware general partnership of which Mr. White is a general partner, and (iv) 6,164 shares of Class A-1 Common Stock owned by PEP, a New South Wales limited company for which Mr. White has a power of attorney. Mr. White disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

STOCKHOLDERS AGREEMENT

         In connection with the recapitalization, TISM, certain of its subsidiaries, including the Company, and all of the equity holders of TISM (including the Bain Capital funds), entered into a stockholders agreement that, among other things, provides for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares held by parties to the stockholders agreement and certain preemptive rights for certain stockholders. Under the terms of the stockholders agreement, the approval of the Bain Capital funds will be required for TISM, its subsidiaries, including the Company, and its stockholders to take various specified actions, including major corporate transactions such as a sale or initial public offering, acquisitions, divestitures, financings, recapitalizations and mergers, as well as other actions such as hiring and firing senior managers, setting management compensation and establishing capital and operating budgets and business plans. Pursuant to the stockholders agreement and TISM's Articles of Incorporation, the Bain Capital funds have the power to elect up to half of the Board of Directors of TISM. The stockholders agreement includes customary indemnification provisions in favor of controlling persons against liabilities under the Securities Act.

MANAGEMENT AGREEMENT

         In connection with the recapitalization, TISM and certain of its direct and indirect subsidiaries entered into a management agreement with Bain Capital Partners VI, L.P. pursuant to which it provides financial, management and operation consulting services. In exchange for such services, Bain Capital Partners VI, L.P. is entitled to an annual management fee of $2 million plus the reasonable out-of-pocket expenses of Bain Capital Partners VI, L.P. and its affiliates. In addition, in exchange for assisting the Company in negotiating the senior financing for any recapitalization, acquisition or other similar transaction, Bain Capital Partners VI, L.P. is entitled to a transaction fee equal to 1% of the gross purchase price, including assumed liabilities, for such transaction, irrespective of whether such senior financing is actually committed or drawn upon. In connection with the recapitalization, Bain Capital Partners VI, L.P. received a fee of $11.75 million. The management agreement will continue in effect as long as Bain Capital Partners VI, L.P. continues to provide such services. The management agreement, however, may be terminated (i) by mutual consent of the parties, (ii) by either party following a material breach of the management agreement by the other party and the failure of such other party to cure the breach within thirty days of written notice of such breach or (iii) by Bain Capital Partners VI, L.P. upon sixty days written notice. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners VI, L.P. and its affiliates.

LEASE AGREEMENT

         In connection with the recapitalization, Domino's entered into a new lease agreement with Domino's Farms Office Park Limited Partnership with respect to its executive offices, world headquarters and Michigan distribution center. The lease provides for lease payments of $4.3 million in the first year, increasing annually to approximately $4.7 million in the fifth year. Thomas Monaghan, who is a director of TISM and Domino's, is the ultimate general partner of Domino's Farms Office Park Limited Partnership. We believe that this lease is on terms no less favorable than are obtainable from unrelated third parties.

PURCHASES BY AFFILIATES

         In 1998, one or more of the Bain Capital funds purchased $30 million in aggregate principal amount of the Tranche B and Tranche C senior credit facilities at a discount of 2%, $20 million in aggregate principal amount of the Notes at a discount of 3% and $70.2 million of the Cumulative Preferred Stock of TISM at the liquidation preference less a discount of 3.5%. During 1999, their holdings in Tranche B and Tranche C were reduced to $12.9 million.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(A) 1. Financial Statements: The following financial statements of Domino's, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

          Report of Independent Auditors
          Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999 Consolidated Statements of Income for the Years Ended January 2,
               2000, January 3, 1999 and December 28, 1997
          Consolidated Statements of Comprehensive Income for the Years
               Ended January 2, 2000, January 3, 1999 and December 28, 1997 Consolidated Statements of Stockholders' Equity (Deficit) for the
               Years Ended January 2, 2000, January 3, 1999 and December
               28, 1997
          Consolidated Statements of Cash Flows for the Years Ended January
               2, 2000, January 3, 1999 and December 28, 1997
          Notes to Consolidated Financial Statements

    2. Financial Statement Schedules: The following financial statement schedule is attached to this report.

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

    3. Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.


Exhibit
Number   Description

2.1 Agreement and Plan of Merger dated as of September 25, 1998 (Form S-4 Registration Statement filed March 22, 1999).

2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of November 24, 1998 (Form S-4 Registration Statement filed March 22,
              1999).

2.3 Amendment No. 2 to Agreement and Plan of Merger dated as of November 24, 1998 (Form S-4 Registration Statement filed March 22,
              1999).

2.4 Amendment No. 3 to Agreement and Plan of Merger dated December 18, 1998 (Form S-4 Registration Statement filed March 22, 1999).

3.1 Domino's, Inc. Amended and Restated Certificate of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.2 Domino's, Inc. Amended and Restated By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.3 Domino's Pizza, Inc. Restated Articles of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.4 Domino's Pizza, Inc. By-Laws (Form S-4 Registration Statement filed March 22, 1999).


3.5           Domino's Pizza PMC, Inc. Articles of Incorporation.

3.6           Domino's Pizza PMC, Inc. By-Laws.


3.7 Domino's Franchise Holding Co. Articles of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.8 Domino's Franchise Holding Co. By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.9 Domino's Pizza International, Inc. Amended and Restated Certificate of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.10 Domino's Pizza International, Inc. Amended and Restated By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.11 Domino's Pizza International Payroll Services, Inc. Articles of Incorporation (Form S-4 Registration Statement filed March 22,
              1999).

3.12 Domino's Pizza International Payroll Services, Inc. By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.13 Domino's Pizza-Government Services Division, Inc. Articles of Incorporation (Form S-4 Registration Statement filed March 22,
              1999).

3.14 Domino's Pizza-Government Services Division, Inc. By-Laws (Form S-4 Registration Statement filed March 22, 1999).


3.15          Domino's Pizza LLC Articles of Oganization.

3.16          Domino's Pizza LLC By-laws.

3.17          DP CA COMM, Inc. Articles of Incorporation.

3.18          DP CA COMM, Inc. By-laws.

3.19          DP CA CORP, Inc. Articles of Incorporation.

3.20          DP CA CORP, Inc. By-laws.

3.21          Domino's Pizza California LLC Articles of Organization.

3.22          Domino's Pizza California LLC Operating Agreement.

3.23          Domino's Pizza NS Co. Articles of Association.


4.1 Indenture dated as of December 21, 1998 by and among Domino's Inc., Domino's Pizza, Inc., Metro Detroit Pizza, Bluefence, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc. and IBJ Schroder Bank and Trust Company (Form S-4 Registration Statement filed March 22, 1999).

4.2 Registration Rights Agreement dated as of December 21, 1998 by and among Domino's, Inc., Domino's Pizza, Inc., Metro Detroit Pizza, Inc., Bluefence, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc., J.P. Morgan Securities, Inc. and Goldman, Sachs & Co (Form S-4 Registration Statement filed March 22, 1999).

10.1 Amended and Restated Purchase Agreement dated December 21, 1998 by and among Domino's Inc., Domino's Pizza, Inc., Metro Detroit Pizza, Inc., Bluefence, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc., J.P. Morgan Securities, Inc. and Goldman, Sachs & Co (Form S-4 Registration Statement filed March 22, 1999).

10.2 Consulting Agreement dated December 21, 1998 by and between Domino's Pizza, Inc. and Thomas S. Monaghan (Form S-4 Registration Statement filed March 22, 1999).

10.3 Lease Agreement dated as of December 21, 1998 by and between Domino's Farms Office Park Limited Partnership and Domino's Pizza, Inc (Form S-4 Registration Statement filed March 22, 1999).

10.4 Management Agreement by and among TISM, Inc., each of its direct and indirect subsidiaries and Bain Capital Partners VI, L.P (Form S-4 Registration Statement filed March 22, 1999).

10.5 Stockholders Agreement dated as of December 21, 1998 by and among TISM, Inc., Domino's, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet, Stuart K. Mathis, Patrick Kelly, Gary M. McCausland and Cheryl Bachelder (Form S-4 Registration Statement filed March 22, 1999).


10.6 Senior Executive Deferred Bonus Plan of Domino's, Inc. dated as of December 21, 1998 (Form S-4 Registration Statement filed March 22,
              1999).

10.7 Domino's Pizza, Inc. Deferred Compensation Plan adopted effective January 4, 1999 (Form S-4 Registration Statement filed March 22,
              1999).


10.8          Domino's Pizza, Inc. Amendment to the Deferred Compensation Plan.

10.9 Employment Agreement dated as of December 14, 1999 by and among Harry Silverman and Domino's Pizza, Inc.

10.10 Employment Agreement dated as of December 14, 1999 by and among Cheryl Bachelder and Domino's Pizza, Inc.

10.11 Employment Agreement dated as of December 14, 1999 by and among James Stansik and Domino's Pizza, Inc.

10.12 Employment Agreement dated as of December 14, 1999 by and among Michael Soignet and Domino's Pizza, Inc.

10.13 Employment Agreement dated as of December 14, 1999 by and among Hoyt Jones and Domino's Pizza, Inc.

10.14         Employment Agreement dated as of December 14, 1999 by and among J.
              Patrick Doyle and Domino's Pizza, Inc.

10.15 Credit Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc., J.P. Morgan Securities, Inc., Morgan Guaranty Trust Company of New York, Bank One and Comerica Bank (Form S-4 Registration Statement filed March 22, 1999).

10.16 Borrower Pledge Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (Form S-4 Registration Statement filed March 22, 1999).

10.17 Subsidiary Pledge Agreement dated as of December 21, 1998 by and among Domino's Pizza, Inc., Metro Detroit Pizza, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (Form S-4 Registration Statement filed March 22, 1999).

10.18 Borrower Security Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (Form S-4 Registration Statement filed March 22, 1999).

10.19 Subsidiary Security Agreement dated as of December 21, 1998 by and among Domino's Pizza, Inc., Metro Detroit Pizza, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (Form S-4 Registration Statement filed March 22, 1999).

10.20 Collateral Account Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (Form S-4 Registration Statement filed March 22, 1999).

10.21         Employment Agreement dated as of March 31, 1999 by and among David
              A. Brandon and TISM, Inc., Domino's Inc. and Domino's Pizza, Inc. (Form S-4 Registration Statement filed March 22, 1999).

10.22 Employment Agreement dated as of January 2, 2000 by and among Patrick Kelly and Domino's Pizza, Inc.

10.23         TISM, Inc. Third Amended and Restated Stock Option Plan.

27.1          Financial Data Schedule

99.1          Risk Factors.

-------------



(b)  REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the year ended January 2, 2000.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         No annual report has been sent to security holders covering the registrant's last fiscal year and no proxy materials have been sent to more than 10 of the registrant's security holders during the registrant's last fiscal year.



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        DOMINO'S, INC. AND SUBSIDIARIES

                                                  (DOLLARS IN THOUSANDS)

                                                    Balance                    *Additions                   Balance
                                                   Beginning    Provision      Deductions     Translation   End of
                                                    of Year     (Benefit)     from Reserves   Adjustments    Year
                                                   ---------    ---------     -------------   -----------   --------
Allowance for doubtful accounts receivable
    1999                                            2,794          876           (1,213)           (13)      2,444
    1998                                            3,978          174           (1,362)             4       2,794
    1997                                            5,223          904           (2,128)           (21)      3,978


Allowance for doubtful notes receivable
    1999                                            3,165        1,066             (694)             -       3,537
    1998                                            5,708       (3,386)             837              6       3,165
    1997                                            5,725          227             (222)           (22)      5,708

-----------------

*Consists primarily of write-offs and recoveries of bad debts

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 27th day of March, 2000.


                                             DOMINO'S, INC.


                                             /s/ Harry J. Silverman
                                             -----------------------
                                             Harry J. Silverman
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 2000.




/s/ David A. Brandon                         Chairman, CEO and Director
-------------------------------------        (Principal Executive Officer)
David A. Brandon


/s/ Harry J. Silverman                       Chief Financial Officer
-------------------------------------        (Principal Financial and Accounting
Harry J. Silverman                           Officer)

/s/ Andrew B. Balson
-------------------------------------
Andrew B. Balson                             Director

/s/ Thomas S. Monaghan
-------------------------------------
Thomas S. Monaghan                           Director

/s/ Mark E. Nunnelly
-------------------------------------
Mark E. Nunnelly                             Director

/s/ Christopher Behrens
-------------------------------------
Christopher Behrens                          Director

/s/ Robert M. Rosenberg
-------------------------------------
Robert M. Rosenberg                          Director

/s/ Robert F. White
-------------------------------------
Robert F. White                              Director