Form 10-Q
period 2000-03-26
DOMINOS INC
filed 2000-05-09
CIK 1079458

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

     [x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:   March 26, 2000

                                       OR

     [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

                             Yes [X]        No [_]

The number of shares outstanding of the registrant's common stock as of April 15, 2000 was 10 shares.

                        Domino's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

(In thousands)                                    March 26, 2000   January 2, 2000
Assets                                              (Unaudited)         (Note)
                                                  ---------------  ----------------
Current assets:
     Cash                                             $  20,311         $  30,278
     Accounts receivable                                 41,479            40,902
     Inventories                                         16,647            18,624
     Deferred tax assets                                 10,498            10,498
     Other                                               17,426            20,062
                                                      ---------         ---------
Total current assets                                    106,361           120,364
                                                      ---------         ---------

Property, plant and equipment:
     Land and buildings                                  14,246            14,246
     Leasehold and other improvements                    54,974            54,538
     Equipment                                          119,246           117,018
     Construction in progress                             3,124             3,548
                                                      ---------         ---------
                                                        191,590           189,350
     Accumulated depreciation and amortization          116,412           116,287
                                                      ---------         ---------
Total property, plant and equipment                      75,178            73,063
                                                      ---------         ---------

Other assets:
     Deferred tax assets                                 72,189            73,038
     Deferred financing costs                            35,820            37,208
     Goodwill                                            19,274            16,034
     Covenants not-to-compete                            14,343            16,970
     Capitalized software                                26,353            26,113
     Other                                               19,928            18,340
                                                      ---------         ---------
Total other assets                                      187,907           187,703
                                                      ---------         ---------
Total assets                                          $ 369,446         $ 381,130
                                                      =========         =========

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt                $  11,970         $  21,438
     Accounts payable                                    30,388            35,108
     Insurance reserves                                   6,684             7,152
     Accrued restructuring                                1,406             3,020
     Accrued income taxes                                   313               804
     Other accrued liabilities                           59,367            58,586
                                                      ---------         ---------
Total current liabilities                               110,128           126,108
                                                      ---------         ---------

Long-term liabilities:
     Long-term debt, less current portion               696,115           696,132
     Insurance reserves                                  14,758            15,485
     Other accrued liabilities                           22,814            22,371
                                                      ---------         ---------
Total long-term liabilities                             733,687           733,988
                                                      ---------         ---------

Stockholder's deficit:
     Common stock                                             -                 -
     Additional paid-in capital                         120,202           120,202
     Retained deficit                                  (594,583)         (599,292)
     Accumulated other comprehensive income                  12               124
                                                      ---------         ---------
Total stockholder's deficit                            (474,369)         (478,966)
                                                      ---------         ---------
Total liabilities and stockholder's deficit           $ 369,446         $ 381,130
                                                      =========         =========

Note: The balance sheet at January 2, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                    Fiscal Quarters Ended
                                  March 26,        March 28,
                                     2000            1999
                                  --------------------------
(In thousands)
Revenues:
  Corporate stores                  $ 90,240        $ 86,560
  Domestic franchise royalties        27,631          26,616
  Domestic distribution              135,080         134,727
  International                       13,967          12,865
                                    --------        --------
Total revenues                       266,918         260,768
                                    --------        --------

Operating expenses:
  Cost of sales                      195,055         192,820
  General and administrative          46,121          50,429
                                    --------        --------
Total operating expenses             241,176         243,249
                                    --------        --------
Income from operations                25,742          17,519

Interest income                          531             113
Interest expense                      17,470          17,251
                                    --------        --------
Income before provision
  for income taxes                     8,803             381
Provision for income taxes             3,756             152
                                    --------        --------
Net income                          $  5,047        $    229
                                    ========        ========

See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Fiscal Quarter Ended
                                                     March 26,    March 28,
                                                       2000         1999
                                                    ----------    ---------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities          $ 10,968       $21,690
                                                     --------       -------

Cash flows from investing activities:
  Purchases of property, plant and equipment           (6,178)       (4,989)
  Purchases of franchise stores and commissaries       (4,794)            -
  Repayments of notes receivable                        2,098           775
  Other                                                (2,202)         (986)
                                                     --------       -------
Net cash used in investing activities                 (11,076)       (5,200)
                                                     --------       -------

Cash flows from financing activities:
  Repayments of long-term debt                         (9,475)       (1,700)
  Distributions to Parent                                (338)            -
                                                     --------       -------
Net cash used in financing activities                  (9,813)       (1,700)
                                                     --------       -------

Effect of exchange rate changes on cash                   (46)           68
                                                     --------       -------
Increase (decrease) in cash                            (9,967)       14,858

Cash, at beginning of period                           30,278           115
                                                     --------       -------
Cash, at end of period                               $ 20,311       $14,973
                                                     ========       =======

See accompanying notes.

Domino's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 26, 2000

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 26, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 2, 2000 included in the Domino's, Inc. Form 10-K, Commission File No. 333-74797.

2.   Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of Domino's, Inc., formerly known as Domino's Pizza International Payroll Services, Inc., a Delaware corporation, and its wholly-owned subsidiaries (collectively, "Domino's"). All significant intercompany accounts and transactions have been eliminated. Domino's, Inc. is a wholly owned subsidiary of TISM, Inc. ("TISM").

Fiscal Year and Fiscal Quarters
Domino's fiscal year ends on the Sunday closest to December 31 and generally consists of fifty-two weeks. Domino's first three fiscal quarters of a fiscal year each consist of twelve weeks and the fourth quarter of a fiscal year consists of either sixteen or seventeen weeks depending upon whether the fiscal year consists of fifty-two weeks or fifty-three weeks, respectively. The first fiscal quarter of 2000 and 1999 consisted of the twelve week periods ended March 26, 2000 and March 28, 1999, respectively.

3.   Accounting Pronouncements

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

4.   Comprehensive Income

Comprehensive income is defined as the total of net income and all other non-owner changes in equity. Our comprehensive income was as follows (in thousands):


                                                     Fiscal Quarter Ended
                                                     March 26,   March 28,
                                                       2000         1999
                                                     ---------   ---------
Net income                                           $   5,047   $     229
Currency translation adjustment                            (89)         43
Unrealized gain (loss) on investments, net of tax          (23)         (5)
                                                     ---------   ---------
Comprehensive income                                 $   4,935   $     267
                                                     =========   =========

5.   Restructuring

In fiscal 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million, as defined below. The staff reduction costs were incurred during the second, third and fourth quarters of 1999, in connection with the reduction of 90 corporate and administrative employees. As of March 26, 2000, the Company had paid $6.2 million of the staff reduction costs and management expects the remaining amount to be paid during fiscal 2000.

The exit costs were recorded in the fourth quarter in connection with the planned closure and relocation of 50 specifically identified corporate-owned stores. The exit cost liability is comprised of the operating lease obligations after the expected closure dates and related leased premises restoration costs. As of March 26, 2000, nine corporate-owned stores have been relocated as a part of the restructuring. Management expects that the remaining exit cost liabilities will be paid during the second, third and fourth quarters of fiscal 2000.

6.   Segment Data

The Company has three reportable segments as determined by management using the "management approach" as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) Domestic Stores, (2) Domestic Distribution and (3) International. The Company's operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes Company operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment includes the distribution of food, equipment and supplies to franchised and Company-owned stores throughout the contiguous United States. The International segment includes Company operations related to its franchising business in foreign and non-contiguous United States markets and its food distribution business in Canada, Alaska and Hawaii. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation and amortization ("EBITDA").

The tables below summarize the financial information concerning the Company's reportable segments for fiscal quarters ended March 26, 2000 and March 28, 1999. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The "Other" column primarily includes corporate headquarters costs that management does not allocate to any of the reportable segments. All amounts presented below are in thousands.

                                Fiscal quarter ended March 26, 2000 and March 28, 1999
                       ------------------------------------------------------------------------
                       Domestic      Domestic                  Intersegment
                         Stores  Distribution  International       Revenues   Other     Total
                       --------  ------------  -------------   ------------  -------   --------
Revenues -
   2000............    $117,871      $158,543        $13,967      $(23,463)  $     -   $266,918
   1999............     113,176       156,917         12,865       (22,190)        -    260,768
EBITDA -
   2000............      32,491         7,605          2,930             -    (9,771)    33,255
   1999............      30,930         5,389          2,101             -    (8,193)    30,225

The following table reconciles total EBITDA above to consolidated income before provision for income taxes:

                                                    Fiscal quarter ended
                                              March 26, 2000   March 28, 1999
                                              --------------------------------
Total EBITDA                                        $ 33,255         $ 30,225
Depreciation and amortization                         (7,506)         (12,810)
Interest expense                                     (17,470)         (17,251)
Interest income                                          531              113
Gain (loss) on sale of plant and equipment                (7)             104
                                                    --------         --------
Income before provision
       for income taxes                             $  8,803         $    381
                                                    ========         ========

No customer accounted for more than 10% of total consolidated revenues in the fiscal quarter March 26, 2000 and March 28, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 2000 and 1999 first fiscal quarters referenced herein represent the twelve-week periods ended March 26, 2000 and March 28, 1999, respectively.

Results of Operations
---------------------

Revenues
--------
General. Revenues include sales by corporate-owned stores, royalty fees from domestic and international franchises and sales by our distribution commissaries to domestic and international franchises. Total revenues increased $6.1 million, or 2.3%, to $266.9 million for the first quarter of 2000 from $260.8 million for the first quarter of 1999. This increase in revenues resulted primarily from increased domestic corporate stores revenues and domestic and international franchise royalty revenues.

Domestic Stores
---------------
Corporate Stores. Revenues from Corporate Stores increased 4.2% to $90.2 million for the first quarter of 2000 from $86.6 million for the same period in 1999. This increase is due primarily to an increase in the number of corporate stores and to a lesser extent, an increase in same store sales. Same store sales for corporate stores increased 0.1% for the first quarter of 2000 as compared to the same period in 1999. Ending corporate stores were 662 as of March 26, 2000, as compared to 641 as of March 28, 1999.

Domestic Franchise. Revenues from Domestic Franchise operations are derived primarily from royalty fees. Revenues from Domestic Franchise operations increased 3.8% to $27.6 million for the first quarter of 2000 from $26.6 million for the same period in 1999. This increase is attributable primarily to a 2.4% increase in same store sales for the first quarter of 2000, as compared to the same period in 1999, and an increase in the number of domestic franchise stores. Ending domestic franchise stores were 4,015 as of March 26, 2000, as compared to 3,861 as of March 28, 1999.

Domestic Distribution. Revenues from Domestic Distribution operations are
---------------------
derived primarily from the sale of food, equipment and supplies to domestic franchise stores and, to a lesser extent, the sale of equipment to international stores, and exclude sales to corporate-owned stores. Revenues from Domestic Distribution operations increased 0.3% to $135.1 million for the first quarter of 2000 from $134.7 million for the same period in 1999. The increased volume of food sales to franchisees, primarily related to the increases in Domestic Franchise same store sales and store counts discussed above, were offset primarily by a market decrease in cheese prices. Additionally, the dough mix continues to shift from thin crust and deep dish to lower priced fresh dough.

International. International revenues, which are derived mainly from food sales
-------------
to international franchisees, master franchise agreement royalty revenues and, to a lesser extent, franchise and development fees and corporate owned international stores, increased 8.5% to $14.0 million for the first quarter of 2000 from $12.9 million for the same period in 1999. The increase was partially driven by a 18% increase in international franchise royalty revenues, due primarily to an increase in same store sales, an increase in the average number of international franchise stores and the addition of three international corporate stores in

France during the second quarter of 1999. On a constant dollar basis, same store sales increased by 2.3% for the first quarter of 2000, compared to the same period of 1999. Ending international stores were 1,975 as of March 26, 2000, as compared to 1,766 as of March 28, 1999.

Gross Profit. Gross profit increased 5.9% to $71.9 million for the first quarter
------------
of 2000 from $67.9 million for the same period in 1999. As a percentage of revenues, gross profit increased 0.8%, to 26.9% for the first quarter of 2000, compared to the same period in 1999. These increases were driven primarily by Domestic Distribution food cost as a percentage of sales decreasing slightly, due mainly to a shift in product mix from par-baked deep dish and thin crust shells to higher margin fresh dough. These increases were largely offset by increased labor costs in the corporate stores, which was related to higher wages and increases in staffing levels.

General and Administrative. General and administrative expenses decreased 8.5%
----------------------------
to $46.1 million for the first quarter of 2000 from $50.4 million for the same period of 1999. As a percentage of revenues, general and administrative expenses decreased 2.0% to 17.3% for the first quarter of 2000 compared to the same period in 1999. These decreases are due primarily to decreased amortization expense of $5.3 million for the first quarter of 2000, primarily attributable to a covenant not-to-compete we entered into with TISM's former principal stockholder at the time of TISM's recapitalization.

Liquidity and Capital Resources
-------------------------------
We had negative working capital of $3.7 million at March 26, 2000. Historically, we have operated with negative working capital because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility.

Operating activities provided cash resources of $11.0 million and $21.7 million in the first quarter of 2000 and 1999, respectively. The cash provided by operating activities in the first quarter of 2000 consisted mainly of earnings before interest, taxes, depreciation and amortization expenses ("EBITDA") of $33.3 million, offset by interest payments of $14.5 million, income tax payments of $1.0 million and other changes in operating assets of $6.8 million. The cash provided by operating activities in the first quarter of 1999 consisted mainly of EBITDA of $30.2 million, offset by interest payments of $0.1 million, income tax payments of $0.8 million and other changes in operating assets of $7.6 million.

Net cash used in investing activities consisted primarily of capital expenditures and investments in marketable securities, partially offset by proceeds from asset sales and collections on notes receivable from franchisees. Net cash used in investing activities was $11.1 million for the first quarter of 2000.

Capital expenditures were $11.0 million for the first quarter of 2000. We spent $2.7 million on domestic corporate stores, of which $1.7 million was related to the Domino's Image 2000 campaign, $4.8 million for acquiring fifteen franchise stores, $1.8 million related to investments in technology and $1.5 million in distribution, primarily for new equipment and equipment upgrades.

Net cash used in financing activities was $9.8 million for the first quarter of 2000. Net cash used in financing activities included repayments of long-term debt of $9.5 million.

As of March 26, 2000, we had $708.1 million of long-term debt and stockholders' deficit of $474.4 million. As of March 26, 2000, there were no borrowings under our $100 million revolving credit facility and letters of credit issued under that facility were $6.4 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Our primary sources of liquidity continue to be cash flow from operations and available borrowings under our revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facilities or otherwise to enable us to service our indebtedness, including the senior credit facilities and the Senior Subordinated Notes, to redeem or refinance TISM's Cumulative Preferred Stock when required or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the Senior Subordinated Notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements
--------------------------
Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the 10-K for the year ended January 2, 2000 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company's use of derivative instruments is primarily limited to interest rate swaps and foreign currency forward contracts. The Company does not enter into financial derivatives for trading purposes.

Interest Rate Swaps
-------------------
We enter into interest rate swaps with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar rate component of the interest on a portion of our variable rate bank debt to a fixed rate of 5.12% through December 2001. At March 26, 2000, the notional amount of these swap agreements was $178 million.

Foreign Currency Forward Contracts
----------------------------------
We use foreign currency forward contracts to minimize the effect of a fluctuating Japanese yen on royalty revenues from franchised operations in Japan. As currency rates change, the gains and losses with respect to these contracts are recognized in income. For the fiscal quarter ended March 26, 2000, no significant gains or losses were recognized under the foreign currency forward contracts.

Interest Rate Risk
------------------
The Company's variable interest expense is sensitive to changes in the general level of United States and European interest rates. A portion of the Company's debt currently is borrowed at Eurodollar rates plus a blended rate of approximately 3.3% and is sensitive to changes in interest rates. At March 26, 2000, the weighted average interest rate on our $429.9 million of variable interest debt was approximately 9.5% and the fair value of the debt approximates its carrying value.

The Company had interest expense of $17.5 million for the first quarter of 2000. The potential increase in interest expense for the first quarter of 2000 from a hypothetical 2% adverse change in the variable interest rates, would be approximately $1.2 million.



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

b.   Current Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 26, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOMINO'S, INC.
                              (Registrant)


Date: May 9, 2000                    /s/ Harry J. Silverman
                                     -------------------------------------------
                                     Harry J. Silverman, Chief Financial Officer