Form 10-Q
period 2000-06-18
DOMINOS INC
filed 2000-08-01
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

       (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 18, 2000
                                                 -------------

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

                            Yes [X]        No [ ]

The number of shares outstanding of the registrant's common stock as of July 24, 2000 was 10 shares.

                                 DOMINO'S, INC.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                     PAGE NO.
                                                                    --------

Item 1.   Financial Statements

                  Condensed Consolidated Balance Sheets -
                   June 18, 2000 and January 2, 2000                      3

                  Condensed Consolidated Statements of Income -
                   Fiscal quarter and two fiscal quarters ended
                   June 18, 2000 and June 20, 1999                        4

                  Condensed Consolidated Statements of Cash Flows -
                   Two fiscal quarters ended June 18, 2000
                   and June 20, 1999                                      5

                  Notes to Condensed Consolidated Financial Statements    6


Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     8


Item 3.    Quantitative and Qualitative Disclosures About Market Risk     11



PART II.   OTHER INFORMATION                                              12



SIGNATURES                                                                13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        DOMINO'S, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets

(In thousands)                                    June 18, 2000    January 2, 2000
Assets                                             (UNAUDITED)         (NOTE)
                                                  -------------    ------------
Current assets:
     Cash                                          $  28,401         $  30,278
     Accounts receivable                              43,105            40,902
     Notes receivable                                  5,017             5,172
     Inventories                                      16,490            18,624
     Prepaid expenses and other                        7,384            14,890
     Deferred income taxes                            10,498            10,498
                                                   ---------         ---------
Total current assets                                 110,895           120,364
                                                   ---------         ---------
Property, plant and equipment:
     Land and buildings                               14,253            14,246
     Leasehold and other improvements                 55,523            54,538
     Equipment                                       120,427           117,018
     Construction in progress                          3,614             3,548
                                                   ---------         ---------
                                                     193,817           189,350
     Accumulated depreciation and
     amortization                                    116,581           116,287
                                                   ---------         ---------
Property, plant and equipment, net                    77,236            73,063
                                                   ---------         ---------

Other assets:
     Deferred income taxes                            72,189            73,038
     Deferred financing costs                         34,432            37,208
     Goodwill                                         16,380            16,034
     Covenants not-to-compete                         11,754            16,970
     Capitalized software                             26,365            26,113
     Other                                            18,733            18,340
                                                   ---------         ---------
Total other assets                                   179,853           187,703
                                                   ---------         ---------
Total assets                                       $ 367,984         $ 381,130
                                                   =========         =========

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt             $  13,920         $  21,438
     Accounts payable                                 32,217            35,108
     Insurance reserves                                6,945             7,152
     Accrued restructuring                             1,297             3,020
     Accrued income taxes                                748               804
     Other accrued liabilities                        54,245            58,586
                                                   ---------         ---------
Total current liabilities                            109,372           126,108
                                                   ---------         ---------

Long-term liabilities:
     Long-term debt, less current portion            691,170           696,132
     Insurance reserves                               14,103            15,485
     Other accrued liabilities                        22,335            22,371
                                                   ---------         ---------
Total long-term liabilities                          727,608           733,988
                                                   ---------         ---------

Stockholder's deficit:
     Common stock                                       --                --
     Additional paid-in capital                      120,202           120,202
     Retained deficit                               (589,163)         (599,292)
     Accumulated other comprehensive income              (35)              124
                                                   ---------         ---------
Total stockholder's deficit                         (468,996)         (478,966)
                                                   ---------         ---------
Total liabilities and stockholder's deficit        $ 367,984         $ 381,130
                                                   =========         =========

---------
Note: The balance sheet at January 2, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                        DOMINO'S, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                          Fiscal Quarter Ended      Two Fiscal Quarters Ended
                                          JUNE 18,      JUNE 20,      JUNE 18,      JUNE 20,
(In thousands)                              2000          1999          2000          1999
                                         -----------------------      -----------------------
Revenues:
  Corporate stores                       $  88,175     $  83,802      $ 178,415     $ 170,362
  Domestic franchise royalties              27,351        26,543         54,982        53,159
  Domestic distribution                    136,749       132,785        271,829       267,512
  International                             14,615        12,982         28,582        25,847
                                         ---------     ---------      ---------     ---------
Total revenues                             266,890       256,112        533,808       516,880
                                         ---------     ---------      ---------     ---------

Operating expenses:
  Cost of sales                            196,087       187,732        391,142       380,552
  General and administrative                44,503        47,205         90,624        97,634
  Restructuring                               --           1,623           --           1,623
                                         ---------     ---------      ---------     ---------
Total operating expenses                   240,590       236,560        481,766       479,809
                                         ---------     ---------      ---------     ---------
Income from operations                      26,300        19,552         52,042        37,071

Interest income                                532           216          1,063           329
Interest expense                            17,323        16,911         34,793        34,162
                                         ---------     ---------      ---------     ---------
Income before provision (benefit)
  for income taxes                           9,509         2,857         18,312         3,238

Provision (benefit) for income taxes         4,089        (1,490)         7,845        (1,338)
                                         ---------     ---------      ---------     ---------
Net income                               $   5,420     $   4,347      $  10,467     $   4,576
                                         =========     =========      =========     =========

--------
See accompanying notes.

                        DOMINO'S, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Two Fiscal Quarters Ended
                                                   June 18,      June 20,
                                                    2000          1999
                                                  --------      --------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities       $ 25,770      $ 33,001
                                                  --------      --------

Cash flows from investing activities:
  Purchases of property, plant and equipment,
    and franchise stores and commissaries          (19,188)      (12,156)
  Other                                              4,362           668
                                                  --------      --------
Net cash used in investing activities              (14,826)      (11,488)
                                                  --------      --------

Cash flows from financing activities:
  Repayments of long-term debt                     (12,467)       (3,685)
  Distributions                                       (338)         --
  Capital contribution                                --           1,465
                                                  --------      --------
Net cash used in financing activities              (12,805)       (2,220)

Effect of exchange rate changes on cash                (16)           81
                                                  --------      --------
Increase (decrease) in cash                         (1,877)       19,374

Cash, at beginning of period                        30,278           115
                                                  --------      --------
Cash, at end of period                            $ 28,401      $ 19,489
                                                  ========      ========


--------
See accompanying notes.

DOMINO'S, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED; TABULAR AMOUNTS IN THOUSANDS)

JUNE 18, 2000

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended June 18, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 2, 2000 included on our Form 10-K.

2.    Comprehensive Income

                                                   Fiscal Quarter Ended      Two Fiscal Quarters Ended
                                                  ----------------------     --------------------------
                                                   June 18,     June 20,      June 18,        June 20,
                                                    2000          1999         2000             1999
                                                  ---------     --------     ---------        --------
Net income                                        $  5,420      $  4,347     $ 10,467         $  4,576
Currency translation adjustment                         (8)           14          (96)              57
Unrealized gain (loss) on investments, net of
 tax                                                   (39)           36          (63)              31
                                                  --------      --------     --------         --------
Comprehensive income                              $  5,373      $  4,397     $ 10,308         $  4,664
                                                  ========      ========     ========         ========


3.    Restructuring

In fiscal 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million, as defined below. The staff reduction costs were incurred during the second, third and fourth quarters of 1999, in connection with the reduction of 90 corporate and administrative employees. As of June 18, 2000, the Company had paid $6.2 million of the staff reduction costs and management expects the remaining amount to be paid during fiscal 2000.

The exit costs were recorded in the fourth quarter of 1999 in connection with the planned closure and relocation of 50 specifically identified corporate-owned stores. The exit cost liability is comprised of the operating lease obligations after the expected closure or relocation dates and related leased premises restoration costs. As of June 18, 2000, 19 corporate-owned stores have been
relocated as a part of the restructuring.   Management expects that the
remaining exit cost liabilities will be paid as the related obligations become due.

4. Segment Data

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments.

                                          Fiscal quarter ended June 18, 2000 and June 20, 1999
                                          ----------------------------------------------------
                    Domestic          Domestic                         Intersegment
                     Stores         Distribution      International      Revenues            Other           Total
                     ------         ------------      -------------    ------------          -----           -----
Revenues -
2000                 $115,526        $160,852           $ 14,615         $(24,103)           $   --        $266,890
1999                  110,345         154,677             12,982          (21,892)               --         256,112
EBITDA -
2000                   30,962           8,581              3,052              --             (8,077)         34,518
1999                   31,317           7,063              2,234              --             (9,149)         31,465


                                       Two fiscal quarters ended June 18, 2000 and June 20, 1999
                                       ---------------------------------------------------------

                    Domestic          Domestic                         Intersegment
                     Stores         Distribution      International      Revenues            Other           Total
                     ------         ------------      -------------    ------------          -----           -----
Revenues -
   2000              $233,397        $319,395            $28,582         $(47,566)          $   --         $533,808
   1999               223,521         311,594             25,847          (44,082)              --          516,880
EBITDA -
   2000                63,453          16,187              5,982              --            (17,848)         67,774
   1999                62,247          12,452              4,334              --            (17,343)         61,690

The following table reconciles total EBITDA to consolidated income before provision (benefit) for income taxes.

                                            Fiscal quarter ended             Two fiscal quarters ended
                                     --------------------------------   --------------------------------
                                         June 18,          June 20,         June 18,          June 20,
                                           2000              1999             2000              1999
                                     --------------    --------------   --------------    --------------
Total EBITDA                             $ 34,518         $ 31,465         $ 67,774         $ 61,690
Depreciation and amortization              (7,838)         (11,882)         (15,344)         (24,692)
Interest expense                          (17,323)         (16,911)         (34,793)         (34,162)
Interest income                               532              216            1,063              329
Gain (loss) on sale of plant and
 equipment                                   (380)             (31)            (388)              73
                                         --------         --------         --------         --------
Income before provision (benefit)
     for income taxes                    $  9,509         $  2,857         $ 18,312         $  3,238
                                         ========         ========         ========         ========


No customer accounted for more than 10% of total consolidated revenues in the fiscal quarter or two fiscal quarters ended June 18, 2000 and June 20, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The 2000 and 1999 second fiscal quarters referenced herein represent the twelve-week periods ended June 18, 2000 and June 20, 1999, respectively. The 2000 and 1999 two fiscal quarters referenced herein represent the twenty-four weeks ended June 18, 2000 and June 20, 1999, respectively.

RESULTS OF OPERATIONS
---------------------

Revenues
--------
General. Revenues include retail sales of food by corporate-owned stores, royalties and fees from domestic and international franchise stores and sales of food, equipment and supplies by our distribution commissaries to domestic and international franchise stores.

Total revenues increased 4.2% to $266.9 million for the fiscal quarter ended June 18, 2000, from $256.1 million for the comparable period in 1999, and increased 3.3% to $533.8 million for the two fiscal quarters ended June 18, 2000, from $516.9 million for the comparable period in 1999. These increases are due primarily to increases in corporate store and domestic distribution revenues as described below.

Domestic Stores
---------------
Corporate Stores. Revenues from corporate store operations increased 5.2% to $88.2 million for the fiscal quarter ended June 18, 2000, from $83.8 million for the comparable period in 1999, and increased 4.7% to $178.4 million for the two fiscal quarters ended June 18, 2000, from $170.4 million for the comparable period in 1999.

These increases are due primarily to an increase in the number of corporate stores and an increase in same store sales. Same store sales for corporate stores increased 1.9% and 1.0% for the fiscal quarter and two fiscal quarters ended June 18, 2000, respectively, compared to the same period in 1999. The number of corporate stores was 655 as of June 18, 2000, as compared to 645 as of June 20, 1999.

Domestic Franchise. Revenues from domestic franchise operations increased 3.0% to $27.4 million for the fiscal quarter ended June 18, 2000, from $26.5 million for the comparable period in 1999, and increased 3.4% to $55.0 million for the two fiscal quarters ended June 18, 2000, from $53.2 million for the comparable period in 1999.

These increases are due primarily to an increase in the number of domestic franchise stores and an increase in same store sales. Same store sales for domestic franchise stores increased 2.4% for the fiscal quarter and two fiscal quarters ended June 18, 2000, compared to the same period in 1999. The number of domestic franchise stores was 4,058 as of June 18, 2000, as compared to 3,878 as of June 20, 1999.

Domestic Distribution
---------------------
Revenues from domestic distribution operations increased 3.0% to $136.7 million for the fiscal quarter ended June 18, 2000, from $132.8 million for the comparable period in 1999, and increased 1.6% to $271.8 million for the two fiscal quarters ended June 18, 2000, from $267.5 million for the comparable period in 1999.

The increased volume of food sales to domestic franchisees, primarily related to the increases in domestic franchise same store sales and store counts discussed above, were offset in part by a market decrease in cheese prices and an increased demand for lower-priced fresh dough.

International
-------------
Revenues from international operations increased 12.6% to $14.6 million for the fiscal quarter ended June 18, 2000, from $13.0 million for the comparable period in 1999, and increased 10.6% to $28.6 million for the two fiscal quarters ended June 18, 2000, from $25.8 million for the comparable period in 1999.

These increases are due primarily to an increase in the number of international franchise stores and an increase in same store sales. On a constant dollar basis, same store sales increased by 4.5% and 3.2% for the fiscal quarter and two fiscal quarters ended June 18, 2000, respectively, compared to the same period in 1999. The number of international stores was 2,022 as of June 18, 2000, as compared to 1,797 as of June 20, 1999.

Operating Expenses
------------------
Cost of sales increased 4.4% to $196.1 million for the fiscal quarter ended June 18, 2000, from $187.7 million for the comparable period in 1999, and increased 2.8% to $391.1 million for the two fiscal quarters ended June 18, 2000, from $380.6 million for the comparable period in 1999. Gross profit increased 3.5% to $70.8 million for the fiscal quarter ended June 18, 2000, from $68.4 million for the comparable period in 1999, and 4.6% to $142.7 million for the two fiscal quarters ended June 18, 2000, from $136.3 million for the comparable period in 1999.

The increases in gross profit are due primarily to increases in total revenues and lower food costs due to an increased demand for fresh dough, which costs less to produce than our thin crust and deep dish products. These increases were partially offset by a general increase in labor expenses.

General and administrative expenses decreased 5.7% to $44.5 million for the fiscal quarter ended June 18, 2000, from $47.2 million for the comparable period in 1999, and decreased 7.2% to $90.6 million for the two fiscal quarters ended June 18, 2000, from $97.6 million for the comparable period in 1999. As a percentage of total revenues, general and administrative expenses decreased 1.7% to 16.7% for the fiscal quarter ended June 18, 2000 and decreased 1.9% to 17.0% for the two fiscal quarters ended June 18, 2000, compared to the same periods in 1999.

These decreases in general and administrative expense as a percentage of total revenues are due primarily to lower labor costs resulting from our December 1999 corporate restructuring and a decrease in covenants not-to-compete amortization expense. Covenants not-to-compete amortization expense decreased 66.7% to $2.6 million for the fiscal quarter ended June 18, 2000, from $7.9 million for the comparable period in 1999, and decreased 66.7% to $5.3 million for the two fiscal quarters ended June 18, 2000, from $15.8 million for the comparable period in 1999, due to the use of an accelerated amortization method.

Provision (Benefit) for Income Taxes
------------------------------------
Provision (benefit) for income taxes increased $5.6 million to $4.1 million for the fiscal quarter ended June 18, 2000, from a benefit of $1.5 million for the comparable period in 1999, and $9.1 million to $7.8 million for the two fiscal quarters ended June 18, 2000, from a benefit of $1.3 million for the comparable period in 1999. These increases are primarily due to a non-recurring reversal of state tax reserves of $2.9 million, net of federal tax, in the fiscal quarter ended June 20, 1999 and increases in income before provision (benefit) for income taxes in 2000 compared to the same period in 1999.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We had working capital of $1.5 million and cash of $28.4 million at June 18, 2000. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of June 18, 2000, we had $705.1 million of long-term debt, of which $13.9 million was classified as a current liability. As of June 18, 2000, there were no borrowings under our $100 million revolving credit facility and letters of credit issued under that facility were $6.3 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $25.8 million and $33.0 million for the two fiscal quarters ended June 18, 2000 and June 20, 1999, respectively.
The $7.2 million decrease is primarily due to a $9.3 million decrease in depreciation and amortization, a $6.2 million net change in operating assets and liabilities, offset in part by an increase in net income of $5.9 million and a $1.8 million decrease in deferred income taxes.

Cash used in investing activities was $14.8 million and $11.5 million for the two fiscal quarters ended June 18, 2000 and June 20, 1999, respectively. The $3.3 million increase is primarily due to a $7.0 million increase in purchases of property, plant and equipment and franchise stores, including $4.8 million relating to the purchase of 15 franchise stores, offset in part by a $3.2 million increase in cash provided by proceeds from sales of property, plant and equipment, including $3.1 million relating to the sale of 8 corporate stores, and a $1.0 million increase in cash provided by notes receivable repayments.

Cash used in financing activities was $12.8 million and $2.2 million for the two fiscal quarters ended June 18, 2000 and June 20, 1999, respectively. The $10.6 million increase is primarily due to additional principal payments required under our term loan agreements as a result of excess cash on hand, as defined.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under the senior credit facilities or otherwise to enable us to service our indebtedness, including the senior credit facilities and the Senior Subordinated Notes, to redeem or refinance TISM's, our Parent company, Cumulative Preferred Stock when required or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the Senior Subordinated Notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.



FORWARD-LOOKING STATEMENTS
Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the 10-K for the year ended January 2, 2000 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

The Company is exposed to market risks primarily from interest rate changes on our variable rate debt and foreign currency fluctuations relating to international revenues. Management actively monitors these exposures. As a policy, the Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Interest Rate Swaps
-------------------
The Company may enter into interest rate swaps or similar instruments with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar interest rate component on a portion of our variable rate debt to a fixed rate of 5.12% through December 2001. As of June 18, 2000, the total notional amount of these swap agreements was $177.0 million.

Interest Rate Risk
------------------
The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of June 18, 2000, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.3%. At June 18, 2000, the weighted average interest rate on our $429.9 million of variable interest debt was approximately 9.9% and the fair value of the debt approximates its carrying value.

The Company had total interest expense of $34.8 million for the two fiscal quarters ended June 18, 2000. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.4 million.

Foreign Currency Forward Contracts
----------------------------------
The Company may enter into forward exchange contracts or similar instruments with the objective of reducing fluctuations in cash flows associated with changes in the related foreign currency rates. As of June 18, 2000, we had no outstanding forward exchange contracts. No significant gains or losses relating to forward exchange contracts have been recognized during fiscal 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use Of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

  Exhibit
  Number        Description
  ------        -----------
   10.1         Employment agreement dated as of April 1, 2000 between Domino's
                Pizza, Inc. and Elisa D. Garcia C.

   10.2 First Amendment to the TISM, Inc. Third Amended and Restated Stock Option Plan

   27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

b. Current Reports on Form 8-K

   There were no reports filed on Form 8-K during the quarter ended June 18, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 DOMINO'S, INC.
                                 (Registrant)


Date: August 1, 2000                           /s/ Harry J. Silverman
                                          --------------------------------
                                          Chief Financial Officer