Form 10-Q
period 2000-09-10
DOMINOS INC
filed 2000-10-24
CIK 1079458

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

          (Mark One)

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 10, 2000
                                              ------------------

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

                            Yes [X]        No [_]

The number of shares outstanding of the registrant's common stock as of October 16, 2000 was 10 shares.

                                 Domino's, Inc.

                                     INDEX


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------

Item 1.   Financial Statements

                 Condensed Consolidated Balance Sheets -
                  September 10, 2000 and January 2, 2000                    3

                 Condensed Consolidated Statements of Income -
                  Fiscal quarter and three fiscal quarters ended
                  September 10, 2000 and September 12, 1999                 4

                 Condensed Consolidated Statements of Cash Flows -
                  Three fiscal quarters ended September 10, 2000
                  and September 12, 1999                                    5

                 Notes to Condensed Consolidated Financial Statements       6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            8


Item 3.   Quantitative and Qualitative Disclosures About Market Risk       11


PART II.  OTHER INFORMATION                                                12


SIGNATURES                                                                 13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Domino's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                                  September 10, 2000   January 2, 2000
                                                      (Unaudited)           (Note)
(in thousands)                                    -------------------  ----------------
Assets
Current assets:
     Cash                                         $           26,655   $        30,278
     Accounts receivable                                      46,456            40,902
     Notes receivable                                          4,737             5,172
     Inventories                                              16,258            18,624
     Prepaid expenses and other                                5,382            14,890
     Deferred income taxes                                    10,498            10,498
                                                  ------------------   ---------------
Total current assets                                         109,986           120,364
                                                  ------------------   ---------------

Property, plant and equipment:
     Land and buildings                                       14,253            14,246
     Leasehold and other improvements                         55,413            54,538
     Equipment                                               118,833           117,018
     Construction in progress                                  5,067             3,548
                                                  ------------------   ---------------
                                                             193,566           189,350
     Accumulated depreciation and amortization               113,117           116,287
                                                  ------------------   ---------------
Property, plant and equipment, net                            80,449            73,063
                                                  ------------------   ---------------

Other assets:
     Deferred income taxes                                    72,214            73,038
     Deferred financing costs                                 32,750            37,208
     Goodwill                                                 15,823            16,034
     Covenants not-to-compete                                  9,126            16,970
     Capitalized software                                     26,627            26,113
     Other                                                    19,039            18,340
                                                  ------------------   ---------------
Total other assets                                           175,579           187,703
                                                  ------------------   ---------------
Total assets                                      $          366,014   $       381,130
                                                  ==================   ===============

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt            $           15,867   $        21,438
     Accounts payable                                         32,970            35,108
     Insurance reserves                                        6,967             7,152
     Accrued restructuring                                       956             3,020
     Accrued income taxes                                      3,702               804
     Other accrued liabilities                                55,045            58,586
                                                  ------------------   ---------------
Total current liabilities                                    115,507           126,108
                                                  ------------------   ---------------

Long-term liabilities:
     Long-term debt, less current portion                    681,213           696,132
     Insurance reserves                                       11,302            15,485
     Other accrued liabilities                                22,490            22,371
                                                  ------------------   ---------------
Total long-term liabilities                                  715,005           733,988
                                                  ------------------   ---------------

Stockholder's deficit:
     Common stock                                                  -                 -
     Additional paid-in capital                              120,202           120,202
     Retained deficit                                       (584,420)         (599,292)
     Accumulated other comprehensive income                     (280)              124
                                                  ------------------   ---------------
Total stockholder's deficit                                 (464,498)         (478,966)
                                                  ------------------   ---------------
Total liabilities and stockholder's deficit       $          366,014   $       381,130
                                                  ==================   ===============

_____________
Note: The balance sheet at January 2, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                                  Fiscal Quarter Ended       Three Fiscal Quarters Ended
                                               September 10,  September 12,  September 10,  September 12,
                                                   2000           1999           2000           1999
(in thousands)                                 ----------------------------  ----------------------------
Revenues:
  Corporate stores                               $    85,298    $    88,081   $    263,713    $   258,443
  Domestic franchise royalties                        27,197         26,602         82,179         79,761
  Domestic distribution                              140,770        144,008        412,599        411,520
  International                                       14,561         13,212         43,143         39,059
                                                 -----------    -----------   ------------    -----------
Total revenues                                       267,826        271,903        801,634        788,783
                                                 -----------    -----------   ------------    -----------

Operating expenses:
  Cost of sales                                      200,543        201,018        591,685        581,570
  General and administrative                          41,725         50,756        132,349        148,390
  Restructuring                                            -          1,958              -          3,581
                                                 -----------    -----------   ------------    -----------
Total operating expenses                             242,268        253,732        724,034        733,541
                                                 -----------    -----------   ------------    -----------
Income from operations                                25,558         18,171         77,600         55,242

Interest income                                          675            289          1,738            618
Interest expense                                      17,570         17,028         52,363         51,190
                                                 -----------    -----------   ------------    -----------
Income before provision (benefit)
  for income taxes and
  extraordinary item                                   8,663          1,432         26,975          4,670

Provision (benefit) for income taxes                   3,724            678         11,569           (660)
                                                 -----------    -----------   ------------    -----------
Income before extraordinary item                       4,939            754         15,406          5,330

Loss on debt extinguishment, net
  of tax benefit of $111                                 181              -            181              -
                                                 -----------    -----------   ------------    -----------
Net income                                       $     4,758    $       754   $     15,225    $     5,330
                                                 ===========    ===========   ============    ===========

________
See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                       Three Fiscal Quarters Ended
                                                      September 10,    September 12,
                                                           2000            1999
                                                      -----------        ----------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities           $    40,565        $   33,235
                                                      -----------        ----------

Cash flows from investing activities:
  Purchases of property, plant and equipment,
    and franchise stores and commissaries                 (27,756)          (22,023)
  Other                                                     4,467             4,408
                                                      -----------        ----------
Net cash used in investing activities                     (23,289)          (17,615)
                                                      -----------        ----------

Cash flows from financing activities:
  Repayments of long-term debt                            (20,459)           (3,945)
  Distributions                                              (353)                -
  Capital contribution                                          -             1,465
                                                      -----------        ----------
Net cash used in financing activities                     (20,812)           (2,480)

Effect of exchange rate changes on cash                       (87)              119
                                                      -----------        ----------
Increase (decrease) in cash                                (3,623)           13,259

Cash, at beginning of period                               30,278               115
                                                      -----------        ----------
Cash, at end of period                                $    26,655        $   13,374
                                                      ===========        ==========

________
See accompanying notes.

Domino's, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

September 10, 2000

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 10, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 2, 2000 included on our Form 10-K.

2.    Comprehensive Income

                                                            Fiscal Quarter Ended                   Three Fiscal Quarters Ended
                                                    -------------------------------------     -----------------------------------
                                                      September 10,       September 12,            September 10,      September 12,
                                                          2000                1999                    2000                1999
                                                    -------------------------------------     ------------------------------------
Net income                                            $    4,758                  $   754           $   15,225           $   5,330
Currency translation adjustment                             (131)                      38                 (227)                 95
Unrealized gain (loss) on investments, net of tax           (115)                       8                 (176)                 39
                                                    ------------      -------------------     ----------------      --------------
Comprehensive income                                  $    4,512                  $   800           $   14,822           $   5,464
                                                    ============      ===================     ================      ==============


3.   Restructuring

In fiscal 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million, as defined below. The staff reduction costs were incurred during the second, third and fourth quarters of 1999, in connection with the reduction of 90 corporate and administrative employees. As of September 10, 2000, the Company had paid $6.2 million of the staff reduction costs and management expects the remaining amount to be paid during fiscal 2000.

The exit costs were recorded in the fourth quarter of 1999 in connection with the planned closure and relocation of 50 specifically identified corporate-owned stores. The exit cost liability is comprised of the operating lease obligations after the expected closure or relocation dates and related leased premises restoration costs. As of September 10, 2000, 22 corporate-owned stores have been relocated as a part of the restructuring. Management expects that the remaining exit cost liabilities will be paid as the related obligations become due.

4.   Debt Extinguishment

In the third fiscal quarter of 2000, the Company retired $5.0 million of outstanding senior subordinated notes through open market transactions. The Company recognized a gain of approximately $213,000 reflecting the difference between the face value of the notes and the open market purchase price. The Company also paid approximately $207,000 in non-recurring amendment fees and recorded approximately $297,000 of amortization of deferred financing costs related to this transaction. This retirement resulted in an after-tax extraordinary loss of approximately $181,000.

5.   Segment Data

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments.

                                     Fiscal quarter ended September 10, 2000 and September 12, 1999
                                     --------------------------------------------------------------
                  Domestic         Domestic                        Intersegment
                   Stores        Distribution     International       Revenues             Other               Total
                   ------        ------------     -------------       --------             -----               -----
Revenues -
   2000            $112,495         $164,434          $14,561         $(23,664)           $      -            $267,826
   1999             114,683          168,515           13,212          (24,507)                  -             271,903
EBITDA -
   2000              28,657            7,812            3,511                -              (6,449)             33,531
   1999              31,142            6,585            2,406                -             (10,071)             30,062

                                 Three fiscal quarters ended September 10, 2000 and September 12, 1999
                                 ---------------------------------------------------------------------
                  Domestic         Domestic                         Intersegment
                   Stores        Distribution     International       Revenues             Other               Total
                   ------        ------------     -------------       --------             -----               -----
 Revenues -
   2000            $345,892         $483,829          $43,143         $(71,230)           $      -            $801,634
   1999             338,204          480,109           39,059          (68,589)                  -             788,783
EBITDA -
   2000              92,110           23,999            9,494                -             (24,299)            101,304
   1999              93,388           19,037            6,740                -             (27,413)             91,752

The following table reconciles total EBITDA to consolidated income before provision (benefit) for income taxes and extraordinary item.

                                                    Fiscal quarter ended                  Three fiscal quarters ended
                                                    --------------------                  ---------------------------
                                               September 10,      September 12,         September 10,       September 12,
                                                    2000               1999                  2000               1999
                                               -----------------------------------      -----------------------------------
Total EBITDA                                        $ 33,531            $ 30,062             $101,304            $ 91,752
Depreciation and amortization                         (7,756)            (11,883)             (23,100)            (36,575)
Interest expense                                     (17,570)            (17,028)             (52,363)            (51,190)
Interest income                                          675                 289                1,738                 618
Gain (loss) on sale of plant and equipment              (217)                 (8)                (604)                 65
                                              --------------       -------------       --------------       -------------
Income before provision (benefit)
  for income taxes and extraordinary item           $  8,663            $  1,432             $ 26,975            $  4,670
                                              ==============      ==============      ===============      ==============

No customer accounted for more than 10% of total consolidated revenues in the fiscal quarter or three fiscal quarters ended September 10, 2000 and September 12, 1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 2000 and 1999 third fiscal quarters referenced herein represent the twelve-week periods ended September 10, 2000 and September 12, 1999, respectively. The 2000 and 1999 three fiscal quarters referenced herein represent the thirty-six weeks ended September 10, 2000 and September 12, 1999, respectively.

Results of Operations
---------------------

Revenues
--------
General. Revenues include retail sales of food by corporate-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution commissaries to domestic and international franchise stores.

Total revenues decreased 1.5% to $267.8 million for the fiscal quarter ended September 10, 2000, from $271.9 million for the comparable period in 1999, and increased 1.6% to $801.6 million for the three fiscal quarters ended September 10, 2000, from $788.8 million for the comparable period in 1999. The decrease in total revenues for the fiscal quarter ended September 10, 2000 is due primarily to decreased corporate store and domestic distribution revenues while the increase in total revenues for the three fiscal quarters ended September 10, 2000 is due primarily to increased domestic stores and international revenues. These results are more fully described below.

Domestic Stores
---------------
Corporate Stores. Revenues from corporate store operations decreased 3.2% to $85.3 million for the fiscal quarter ended September 10, 2000, from $88.1 million for the comparable period in 1999, and increased 2.0% to $263.7 million for the three fiscal quarters ended September 10, 2000, from $258.4 million for the comparable period in 1999.

The decrease in revenues for the fiscal quarter ended September 10, 2000 is due primarily to a decrease in same store sales while the increase in revenues for the three fiscal quarters ended September 10, 2000 is due primarily to an increase in the number of corporate stores offset in part by a decrease in same store sales. Same store sales for corporate stores decreased 3.7% and 0.6% for the fiscal quarter and three fiscal quarters ended September 10, 2000, respectively, compared to the same period in 1999. The number of corporate stores was 657 as of September 10, 2000, as compared to 654 as of September 12, 1999.

Domestic Franchise. Revenues from domestic franchise operations increased 2.2% to $27.2 million for the fiscal quarter ended September 10, 2000, from $26.6 million for the comparable period in 1999, and increased 3.0% to $82.2 million for the three fiscal quarters ended September 10, 2000, from $79.8 million for the comparable period in 1999.

These increases are due primarily to an increase in the number of domestic franchise stores and changes in same store sales. Same store sales for domestic franchise stores decreased 2.0% and increased 0.9% for the fiscal quarter and three fiscal quarters ended September 10, 2000, respectively, compared to the same period in 1999. The number of domestic franchise stores was 4,089 as of September 10, 2000, as compared to 3,909 as of September 12, 1999.

Domestic Distribution
---------------------
Revenues from domestic distribution operations decreased 2.2% to $140.8 million for the fiscal quarter ended September 10, 2000, from $144.0 million for the comparable period in 1999, and increased 0.3% to $412.6 million for the three fiscal quarters ended September 10, 2000, from $411.5 million for the comparable period in 1999.

The decrease in revenues for the fiscal quarter ended September 10, 2000 is due primarily to decreased domestic franchise same store sales, a market decrease in cheese prices and an increased demand for lower-priced fresh dough. The increase in revenues for the three fiscal quarters ended September 10, 2000 is due primarily to an increase in food volumes related to increased domestic franchise same store sales and increased store counts, offset in part by a market decrease in cheese prices and an increased demand for lower-priced fresh dough.

International
-------------
Revenues from international operations increased 10.2% to $14.6 million for the fiscal quarter ended September 10, 2000, from $13.2 million for the comparable period in 1999, and increased 10.5% to $43.1 million for the three fiscal quarters ended September 10, 2000, from $39.1 million for the comparable period in 1999.

These increases are due primarily to an increase in the number of international franchise stores and an increase in same store sales. On a constant dollar basis, same store sales increased by 3.7% and 3.5% for the fiscal quarter and three fiscal quarters ended September 10, 2000, respectively, compared to the same period in 1999. The number of international stores was 2,069 as of September 10, 2000, as compared to 1,821 as of September 12, 1999.

Operating Expenses
------------------
Cost of sales decreased 0.2% to $200.5 million for the fiscal quarter ended September 10, 2000, from $201.0 million for the comparable period in 1999, and increased 1.7% to $591.7 million for the three fiscal quarters ended September 10, 2000, from $581.6 million for the comparable period in 1999. Gross profit decreased 5.1% to $67.3 million for the fiscal quarter ended September 10, 2000, from $70.9 million for the comparable period in 1999, and increased 1.3% to $209.9 million for the three fiscal quarters ended September 10, 2000, from $207.2 million for the comparable period in 1999.

The decrease in gross profit for the fiscal quarter ended September 10, 2000 is due primarily to a decrease in total revenues and an increase in corporate store labor expense. This decrease was partially offset by lower food costs due to an increased demand for fresh dough, which costs less to produce than our thin crust and deep dish products. The increase in gross profit for the three fiscal quarters ended September 10, 2000 is due primarily to an increase in total revenues and lower food costs due to an increased demand for fresh dough. This increase was partially offset by increases in corporate store labor and delivery expenses.

General and administrative expenses decreased 17.8% to $41.7 million for the fiscal quarter ended September 10, 2000, from $50.8 million for the comparable period in 1999, and decreased 10.8% to $132.3 million for the three fiscal quarters ended September 10, 2000, from $148.4 million for the comparable period in 1999. As a percentage of total revenues, general and administrative expenses decreased 3.1% to 15.6% for the fiscal quarter ended September 10, 2000 and decreased 2.3% to 16.5% for the three fiscal quarters ended September 10, 2000, compared to the same periods in 1999.

These decreases in general and administrative expense as a percentage of total revenues are due primarily to a decrease in covenants not-to-compete amortization expense and, to a lesser extent, savings realized from our corporate restructuring in late 1999 . Covenants not-to-compete amortization expense decreased 66.4% to $2.6 million for the fiscal quarter ended September 10, 2000, from $7.8 million for the comparable period in 1999, and decreased 66.7% to $7.9 million for the three fiscal quarters ended September 10, 2000, from $23.6 million for the comparable period in 1999, due to the use of an accelerated amortization method.

Provision (Benefit) for Income Taxes
------------------------------------
Provision (benefit) for income taxes increased $3.0 million to $3.7 million for the fiscal quarter ended September 10, 2000, from $0.7 million for the comparable period in 1999, and increased $12.3 million to $11.6 million for the three fiscal quarters ended September 10, 2000, from a benefit of $0.7 million for the comparable period in 1999. These increases are due primarily to a non-recurring reversal of state tax reserves of $2.9 million, net of federal tax, in the fiscal quarter ended June 20, 1999 and increases in taxable income in 2000 compared to the same periods in 1999.

Liquidity and Capital Resources
-------------------------------
We had negative working capital of $5.5 million and cash of $26.7 million at September 10, 2000. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of September 10, 2000, we had $697.1 million of long-term debt, of which $15.9 million was classified as a current liability, there were no borrowings under our $100 million revolving credit facility and letters of credit issued under that facility were $14.2 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $40.6 million and $33.2 million for the three fiscal quarters ended September 10, 2000 and September 12, 1999, respectively. The $7.4 million increase is due primarily to a $7.2 million net change in operating assets and liabilities, an increase in net income of $9.9 million, and a $2.7 million decrease in deferred income taxes, offset in part by a $13.5 million decrease in depreciation and amortization.

Cash used in investing activities was $23.3 million and $17.6 million for the three fiscal quarters ended September 10, 2000 and September 12, 1999, respectively. The $5.7 million increase is due primarily to a $5.7 million increase in purchases of property, plant and equipment and franchise stores and commissaries, including $4.8 million relating to the purchase of 15 franchise stores, and a $2.6 million decrease in cash provided by notes receivable repayments. These increases were partially offset by a $2.9 million increase in cash provided by proceeds from sales of property, plant and equipment, including $3.1 million relating to the sale of 8 corporate stores.

Cash used in financing activities was $20.8 million and $2.5 million for the three fiscal quarters ended September 10, 2000 and September 12, 1999, respectively. The $18.3 million increase is due primarily to additional principal payments required under our term loan agreements as a result of excess cash on hand, as defined, and a $5.0 million extinguishment of senior subordinated notes during the fiscal quarter ended September 10, 2000.

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

Market Risk
-----------

The Company is exposed to market risks primarily from interest rate changes on our variable rate debt and foreign currency fluctuations relating to international revenues. Management actively monitors these exposures. As a policy, the Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Interest Rate Swaps
-------------------
The Company may enter into interest rate swaps or similar instruments with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar interest rate component on a portion of our variable rate debt to a fixed rate of 5.12% through December 2001. As of September 10, 2000, the total notional amount of these swap agreements was $176.0 million.

Interest Rate Risk
------------------
The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of September 10, 2000, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.3%. At September 10, 2000, the weighted average interest rate on our $250.9 million of variable interest debt was approximately 10.1% and the fair value of the debt approximates its carrying value.

The Company had total interest expense of approximately $52.4 million for the three fiscal quarters ended September 10, 2000. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $3.6 million.

Foreign Currency Forward Contracts
----------------------------------
The Company may enter into forward exchange contracts or similar instruments with the objective of reducing fluctuations in cash flows associated with changes in the related foreign currency rates. As of September 10, 2000, we had no outstanding forward exchange contracts. No significant gains or losses relating to forward exchange contracts have been recognized during fiscal 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use Of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

   Exhibit
   Number    Description
   ------    -----------
   10.1      Employment agreement dated as of July 10, 2000 between Domino's
             Pizza LLC and Patricia A. Wilmot

   10.2      Supplemental Indenture dated as of June 7, 2000

   27 Financial Data Schedule which is submitted electronically to the Securities and Exchange Commission for information only and not deemed to be filed with the Commission.

b. Current Reports on Form 8-K

   There were no reports filed on Form 8-K during the quarter ended September 10, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOMINO'S, INC.
                              (Registrant)


Date: October 24, 2000                  /s/ Harry J. Silverman
                                   --------------------------------
                                   Chief Financial Officer