Form 10-Q/A
period 2000-09-10
DOMINOS INC
filed 2000-10-26
CIK 1079458

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q/A

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

   Exhibit
   Number    Description
   ------    -----------
   10.3      Third Amendment, dated as of July 17, 2000, to Credit Agreement, dated as of December 21, 1998, as amended.

b. Current Reports on Form 8-K

   There were no reports filed on Form 8-K during the quarter ended September 10, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              DOMINO'S, INC.
                              (Registrant)


Date: October 26, 2000                  /s/ Harry J. Silverman
                                   --------------------------------
                                   Chief Financial Officer