Form 10-K
period 2000-12-31
DOMINOS INC
filed 2001-03-28
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           (Mark One)
           [X] Annual report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934

                   For the fiscal year ended December 31, 2000
                                             -----------------

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [_]

The aggregate market value of the voting stock held by non-affiliates is zero.

As of March 15, 2001, there were 10 shares of the registrant's common stock outstanding.

                                     Part I

Item 1.  Business.

         Domino's, Inc. (referred to as "the Company", "Domino's", or in the first person notations of "we", "us" and "our"), was incorporated under the laws of the State of Delaware in 1991. We operate and franchise pizza delivery and carry-out restaurants under the Domino's Pizza(R) trademark. We operate through a worldwide network of nearly 7,000 franchise and Company-owned stores located throughout the United States and 64 international markets and regional distribution centers located in the United States. We generated system-wide sales of approximately $3.5 billion for the fiscal year ended December 31, 2000. System-wide sales by our domestic franchise and Company-owned stores accounted for approximately 26% of the United States pizza delivery market in 2000. Domino's is the leading pizza delivery company in the world.

         We offer a focused menu of high quality, value priced pizza with three types of crust (Hand-Tossed, Thin Crust and Deep Dish), along with buffalo wings, cheesy bread, cinnamon sticks and bread sticks. Our hand-tossed pizza is made from fresh dough produced in our regional distribution centers. We prepare every pizza using real cheese, pizza sauce made from fresh tomatoes and a choice of high quality meat and vegetable toppings in generous portions. Our focused menu and use of premium ingredients enable us to consistently and efficiently produce high quality pizza.

         Over the 40 years since our founding, we have developed a simple, cost-efficient model. We offer a limited menu, our stores are designed for delivery and carry-out and we do not generally offer dine-in service. As a result, our stores require relatively small, lower rent locations and limited capital expenditures. Outside the United States, we generally follow the same operating model with some adaptations to local eating habits and consumer preferences. Our simple operating model helps to maintain consistent food quality and minimizes store expenses and capital commitments.

         Domino's operates three business segments:
            .  Domestic Stores, consisting of:
               ---------------

                    Corporate operations, which operates our domestic network of
                         626 Company-owned stores;

                    Franchise operations, which oversees our domestic network of
                         4,192 franchise stores; and

            .  Distribution, which operates our 18 regional distribution centers
               ------------
               and one equipment and supply distribution center that distribute food, equipment and supplies to our domestic stores and equipment to our international stores; and

            .  International, which oversees our network of 2,157 franchise
               -------------
               stores in 64 international markets, including Alaska, Hawaii, Puerto Rico, the United States Virgin Islands and Guam, and operates two Company-owned stores in France; International also distributes food to stores from distribution centers in Alaska, Hawaii, Canada and France.

Industry Overview

         The United States pizza market had sales of approximately $24.7 billion in 2000. This market has three segments: dine-in, carry-out and delivery. We focus on the delivery segment, which accounted for approximately $7.6 billion or approximately 31% of the total United States pizza market in 2000. Pizza delivery has been the fastest growing segment of this market, growing at a compound annual rate of 9.3% between 1997 and 2000, as compared to 5.1% for the dine-in segment and 4.9% for the carry-out segment over the same period.

         Domestic pizza delivery sales have also shown long-term, stable growth. From 1993 through 2000, pizza delivery sales in the United States grew at a compound annual rate of 7.8%. Even in the recessionary period during 1990 and 1991, pizza delivery sales in the United States grew at a compound annual rate of 2.5%.

         We believe that the growth and stability of the pizza delivery market will persist as a result of several continuing demographic factors. In particular, we believe that longer work schedules and the increasing prevalence of dual career families have led to rapid growth in the demand for delivered food. We believe that delivered pizza is well positioned to capitalize on these trends as other food products have difficulty matching the combination of value, consistency, convenience and timely delivery of pizza.

Competitive Strengths

         Leading Market Position. With system-wide sales accounting for approximately 26% of the United States pizza delivery market in 2000, Domino's is the leading pizza delivery company in the United States. Outside the United States, we generally are the market share leaders or are a strong number two in the key markets where we compete. Our leadership positions in these key markets and our strong global presence provide significant cost and marketing advantages relative to our delivery competitors.

         Strong Brand Equity. Our brand name is widely recognized by consumers in the United States as the leader in pizza delivery. Over the past five years, Domino's and its franchisees have invested an estimated $1.1 billion on national, market level and local advertising in the United States. We continue to reinforce the strength of our brand name recognition with extensive advertising through national, market level and local television, print and direct mail campaigns. Domino's Pizza is one of Ad Age's "100 Megabrands," a list which includes other prominent brands such as Coke(R), Campbell's(R), Kodak(R) and Wrigley(R).

         Focused and Cost-efficient Operating System. We have focused on pizza delivery since our founding in 1960. Over this time, we have developed a simple, cost-efficient operating system for producing a streamlined menu offering and delivery system. Our limited menu, efficient food production processes supported by our distribution system and extensive employee training programs allow us to produce our pizza in approximately ten minutes. The simplicity and efficiency of our store operations gives us significant advantages over competitors that also participate significantly in the carry-out or dine-in segments of the pizza market and, as a result, have more complex operations. Consequently, we believe these competitors have a difficult time matching Domino's value, quality and consistency in the delivery segment.

         Minimal Capital Requirements. We have minimal capital expenditure and working capital requirements. Our capital expenditures are low because we focus on delivery and because our franchisees fund all capital expenditures for their stores. Since our stores do not generally offer dine-in service, they do not require expensive restaurant facilities, are relatively small (1,000-1,300 square feet) and are inexpensive to build and furnish as compared to other quick service restaurant ("QSR") establishments. A new Domino's store typically requires $125,000 to $250,000 in initial capital, far less than the typical establishments of many of our major competitors. Because approximately 87% of our domestic stores are franchised, our share of system-wide capital expenditures is small. In addition, Domino's requires minimal working capital as we collect more than 97% of our royalties from domestic franchisees within three weeks of when the royalty is generated, collect approximately 95% of Distribution receivables within 15 days of the related sale and generally achieve approximately 40-50 inventory turns per year in our regional distribution centers. We believe these minimal working capital requirements are advantageous for funding our continued growth.

         Strong Franchise Relationships. We believe that our strong relationships with franchisees are a critical component of our success. We support our franchisees by providing brand/sales building programs, employee training, financial incentives and infrastructure support. We employ an owner-operator model that results in our franchisees owning an average of three stores, considerably fewer than most franchise models. We also believe that our franchise owners enjoy some of the most attractive economics within the QSR industry. Our strong cooperation with our franchisees is demonstrated by an over 97% voluntary participation rate in our domestic distribution system and strong franchisee participation in cooperative advertising programs. We generally experience a franchise contract renewal rate of over 99% and 140 new franchisees entered our system in 2000. We believe our franchise system will continue to be a growing component of our business.

         Efficient National Distribution System. We operate a nationwide network of 18 regional distribution centers. Each distribution center is generally located within a 300-mile radius of the domestic stores it serves. We take advantage of volume purchasing of food and supplies, to provide consistency, efficiencies of scale and low cost distribution. Our distribution system has an on-time accuracy rate of approximately 99% and allows our store managers to focus on store operations and customer service.

Business Strategy

         Our business strategy has been to grow revenues and profitability by focusing on our delivery expertise: prompt delivery of high quality food products, operational excellence and brand recognition through strong promotional advertising. This strategy has resulted in our leading pizza delivery market position and strong track record of profitable growth. We intend to achieve further growth and strengthen our competitive position through the continued implementation of this strategy and the following initiatives:

         Focus on Core Competencies. We believe four core competencies are crucial to our future growth: Build the Brand, Maintain High Standards, Flawless Execution and PeopleFirst. We have streamlined our organization and structured our operations, marketing and support services to achieve these objectives.

         Capitalize on Strong Industry Dynamics. We believe that the pizza delivery market will continue to show strong growth and stability as a result of several positive demographic trends. These long-term trends include more dual career families, longer work weeks and increased consumer emphasis on convenience. In addition, we believe that the low cost and high value of delivered pizza will support continued industry growth even during an economic slowdown. Domino's is well positioned to take advantage of these dynamics, given our market leadership position, strong brand name and cost-efficient operating model.

         Leverage Market Leadership Position and High Brand Awareness. Domino's is the leading pizza delivery company in the United States. System-wide sales by our Company-owned and domestic franchise stores accounted for approximately 26% of the United States pizza delivery market in 2000. Our market leadership position and strong brand give us significant marketing strength relative to many of our competitors. We believe strong brand recognition is important in the pizza delivery industry because consumer decisions are strongly influenced by brand awareness. We intend to continue investments that promote our brand name and enhance our recognition as the leader in pizza delivery.

         Expand Store Base. We plan to continue expanding our base of traditional domestic stores, enter new domestic markets with non-traditional venues (e.g. convenience stores, stadiums, etc.) and increase our network of international stores.

         At the end of fiscal 2000, we had 160 non-traditional stores in operation compared to 99 stores in operation at the end of fiscal 1999. Many of these stores provide both delivery and carry-out services from convenience stores in lightly populated markets. We intend to continue aggressively opening these non-traditional stores.

Company History

         Thomas S. Monaghan founded the Company in 1960. Prior to December 1998, Domino's was a wholly-owned subsidiary of Domino's Pizza LLC ("Domino's Pizza") (formerly Domino's Pizza, Inc.). During December 1998, prior to the recapitalization described below, Domino's Pizza distributed its ownership interest in Domino's to TISM, Inc. ("TISM"), the current parent corporation of Domino's. TISM then contributed its ownership interest in Domino's Pizza, which had been a wholly-owned subsidiary of TISM, to Domino's, effectively converting Domino's from a subsidiary of Domino's Pizza to the parent of Domino's Pizza.

         On December 21, 1998, investors, including funds associated with Bain Capital, Inc. ("Bain Capital"), management and others (collectively, "Investor Group"), acquired a controlling interest in Domino's through a recapitalization of TISM that resulted in the reorganization and acquisition of Domino's by the Investor Group from Thomas S. Monaghan and certain members of his family (collectively, "Original Stockholders"). Specifically:

             . The Investor Group invested $229.2 million to acquire common stock of TISM, which represented approximately 93% of its outstanding common stock immediately following the recapitalization, and $101.1 million to acquire cumulative preferred stock of TISM, which represented 100% of its outstanding preferred stock immediately following the recapitalization.

             . The Original Stockholders retained a portion of their voting common stock in TISM equal to $17.5 million, or approximately 7% of the outstanding common stock of TISM immediately following the recapitalization. The Original Stockholders received $903.2 million for their remaining common stock and TISM contingent notes payable for up to an aggregate of $15 million in certain circumstances upon the sale or transfer to non-affiliates by the Bain Capital funds of more than 50% of their initial common stock ownership in TISM.

             . Thomas S. Monaghan received $50 million for a covenant not-to-compete.

         The recapitalization and related expenses were financed in part through the investments of the Investor Group and:

             . Borrowings under a new senior credit facility with aggregate availability of $545 million, consisting of $445 million in term loans and a revolving credit facility of up to $100 million; and

             . The sale of $275 million of 10 3/8% Senior Subordinated Notes due in 2009.

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

         Production-Oriented Store Design. Our typical store is small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, high-quality pizza for delivery. Our stores are primarily production facilities and, accordingly, do not generally have a dine-in section.

         Efficient and Consistent Operational Processes. Each store executes an operational process which includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing and delivery. The entire order taking and pizza production process is designed for completion in approximately ten minutes to allow sufficient time for safe delivery generally within 25 to 30 minutes of ordering. This simple and focused operational process has been achieved through years of continuous improvement, resulting in a high level of efficiency.

         Strategic Locations. We locate our stores strategically to facilitate quality delivery service to our customers. The majority of our stores are located in populated areas in or adjacent to large or mid-size cities, on or near college campuses or military bases. The majority of our stores serve approximately 5,000 to 15,000 addresses. We use geographic information software, which incorporates variables such as household count, traffic volumes, competitor locations, household demographics and visibility, to evaluate and identify potential store locations.

         Favorable Store Economics. Because our stores do not generally offer dine-in service or rely heavily on carry-out, the stores typically do not require expensive real estate, are relatively small, and are inexpensive to build-out and furnish as compared to other QSR establishments. A new Domino's store typically requires only $125,000 to $250,000 in initial capital, far less than many other QSR establishments. Our stores also benefit from lower maintenance costs as store assets have long lives and updates are not frequently required.

         Focused Menu. We maintain a focused menu that is designed to present an attractive, high quality offering to customers, while minimizing errors in the order taking and food preparation process and expediting safe delivery. Our basic menu has three simple components: pizza size, pizza type and pizza toppings. Most stores carry two sizes of traditional Hand-Tossed, Thin Crust and Deep Dish pizza. The typical store also offers bread sticks, cheesy bread, cinnamon sticks, Coca-Cola(R) soft drink products and buffalo wings. We also occasionally offer new products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

Divisional Overview

         General. We operate three business segments: (i) Domestic Stores, consisting of Corporate operations, which operates our network of 626 Company-owned stores, and Franchise operations, which oversees our domestic network of 4,192 franchise stores; (ii) Distribution, which operates 18 regional food distribution centers and one equipment distribution center supplying food, equipment and supplies to our domestic stores and equipment to our international stores; and (iii) International, which oversees our network of 2,157 international franchise stores in 64 international markets including Alaska, Hawaii, Puerto Rico, the United States Virgin Islands and Guam, and operates our two Company-owned stores in France. International also distributes food to stores from distribution centers in Alaska, Hawaii, Canada and France.

         Domestic Stores. Our network of Company-owned stores plays an important strategic role in our predominately franchised system. In addition to generating significant revenues and profits, we utilize our Company-owned stores as a forum for training new store managers and prospective franchisees, and as a test site for new products and promotions and store operational improvements. We also believe that our Company-owned stores add economies of scale for advertising, marketing and other fixed costs traditionally borne by franchisees. Corporate operations is divided into two geographic regions and is managed through 13 field offices in the contiguous United States.

         Our domestic franchises are operated by highly qualified entrepreneurs who own and operate an average of three stores. Our principal sources of revenue from domestic franchise store operations are royalty payments based on store sales and, to a much lesser extent, fees for store openings and transfers.

         Our domestic franchises are currently managed through five regional offices located in Dallas, Texas, Atlanta, Georgia, Santa Ana, California, Linthicum, Maryland and Ann Arbor, Michigan. The regional offices provide training, financial analysis, store development, store operational audits and marketing services for our franchisees. We maintain a close relationship and direct link with our franchise stores through regional franchise teams, an array of computer-based training materials that ensure franchise stores operate in compliance with specified standards, and franchise advisory groups that facilitate communications between us and our franchisees.

         Distribution. Distribution operates distribution centers that purchase, receive, store and deliver uniform, high-quality pizza-related food products, supplies and equipment to domestic stores. Each regional food distribution center serves an average of 268 stores, generally located within a 300-mile radius.

         Distribution services all of our domestic Company-owned stores and over 97% of our domestic franchise stores. We believe that this participation rate is particularly impressive and reflective of our world-class distribution centers given the fact that our domestic franchisees have the option of purchasing food, supply and equipment from approved independent suppliers. Distribution supplies products ranging from fresh dough, cheese and basic food items to pizza boxes and cleaning supplies. Distribution drivers generally unload supplies and stock store shelves after hours, thereby minimizing disruption of store operations during peak hours. We believe that franchisees choose to obtain supplies from us because we provide the most efficient, convenient and cost-effective alternative.

         Distribution offers a profit-sharing arrangement to stores that purchase 100% of their food and supplies from Distribution. All of our domestic Company-owned stores and substantially all domestic franchise stores buying from Distribution participate in our profit-sharing program. We believe these arrangements strengthen our ties with these franchisees, secure a stable source of revenue and profits for the Company and provide incentives for franchisees to work closely with us to reduce costs. These profit-sharing arrangements provide Company-owned stores and participating franchisees with approximately 50% of their regional distribution center's pre-tax profits. Distribution paid out approximately $32.0 million to franchisees participating in the profit-sharing program in 2000.

         Distribution's information systems are an integral part of its superior customer service. Distribution employs routing strategies to maximize on-time deliveries, utilizing software to determine store routes on a daily basis for optimal efficiency. Through our strategic distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately 99% in 2000.

         International. International oversees our network of 2,157 stores in 64 international markets, including Alaska, Hawaii, Puerto Rico, the United States Virgin Islands and Guam, and operates our two Company-owned stores in France.

         We have over 400 franchise stores in Mexico, more than 200 franchise stores in both Canada and the United Kingdom and over 100 franchise stores in each of Japan, Australia, South Korea and Taiwan. The principal sources of revenues from international operations are royalty payments based on sales from franchisees and, to a lesser extent, food sales to franchisees and fees from master franchise agreements and store openings.

         We generally grant international franchises through master franchise agreements to entities that have knowledge of the local markets. These master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and distribution centers in a particular geographic area and contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. In a small number of countries, we franchise directly to individual store operators.

Franchise Program

         General. The success of our unique franchise formula, together with the relatively low initial capital investment required to open a franchise store, has enabled us to attract a large number of highly motivated entrepreneurs as franchisees. We consider franchisees to be a vital part of our continued growth and believe our relationships with franchisees are excellent.

         Domestic Franchisees. We maintain the strength of our franchise store base by seeking franchisees who are willing to commit themselves to operating franchise stores and by applying rigorous standards to prospective franchisees. Specifically, we generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of domestic franchisees prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in outside business investments, which focuses the franchisees on operating their stores. We believe these standards are unique to the franchise industry and result in highly qualified and focused store operators, while helping to maintain the strength of the Domino's Pizza brand.

         We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store for a term of ten years, with an option to renew for an additional ten years. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchise store. During the term of the franchise agreement, the franchisee is generally required to pay a 5.5% royalty fee on sales, subject, in certain instances, to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee's failure to make payments when due or failure to adhere to specified company policies and standards.

         International Franchisees. The majority of franchisees outside of the contiguous United States are master franchisees with franchise and distribution rights for entire regions or countries. Prospective candidates are required to possess or have access to local market knowledge required to establish and develop Domino's Pizza stores and a distribution system. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture and laws. We also encourage our candidates to have access to sufficient capital to meet growth and development plans.

         We enter into master franchise agreements with our international franchisees under which the master franchisee may open and operate franchise stores or, under specified conditions, enter into sub-franchise agreements for a term of ten to twenty years, with an option to renew for an additional ten year term. The master franchisee is generally required to pay an initial, one-time franchisee fee, as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of sales, which also varies.

         Franchise Store Development. We furnish each domestic franchisee with assistance in selecting sites, developing stores and conforming to the physical specifications for typical stores. Each domestic franchisee is responsible for selecting the location for a store but must obtain approval for store design and location based on accessibility and visibility of the site and targeted demographic factors, including population density and traffic. We provide design plans, fixtures and equipment for most franchise locations at competitive prices.

         Franchisee Financing Programs. We have an established internal financing program to assist franchisees in opening stores. We generally provide financing of up to $100,000 for the purpose of opening new stores to franchisees who are creditworthy and have adequate working capital. The franchisees may use the funds to purchase equipment, signage, leasehold improvements or supplies, with the condition that leasehold improvements cannot exceed $35,000. We have also historically offered to finance the sale of certain Company-owned stores to domestic franchisees and finance the implementation of new products and programs such as the 1998 rollout of our HeatWave(R) hot bag systems. In addition, we have notes outstanding to various international franchisees. At December 31, 2000, loans outstanding under our franchisee financing programs totaled $19.0 million.

         Franchise Training and Support. Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by providing training services for store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes.

         Franchise Operations. We maintain strict control over franchise operations to protect our brand and image. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has full discretion to determine the product prices to be charged to its customers. We also provide support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards through which franchisees can contribute to corporate level initiatives.

Domino's Image 2000 Campaign

         We have implemented a relocation and reimaging campaign called Domino's Image 2000. The relocation program is aimed at increasing store sales and market share through improved brand visibility and maximization of carry-out sales. It involves relocating selected stores, upgrading store interiors, adding new signage to draw attention to the store and providing contemporary uniforms for employees. If a store is already in a strong location, the signage and carry-out areas are updated. We believe that average per Company-owned store capital expenditures for the reimaging campaign will approximate $30,000. The capital expenditures for relocating a Company-owned store averages approximately $170,000 to $190,000 per store.

Marketing Operations

         We coordinate the domestic advertising and marketing efforts at the national and cooperative market levels. We require Company-owned and domestic franchise stores to contribute 3% of their net sales to fund national marketing and advertising campaigns. The fund is used primarily to purchase television advertising, but also supports market research, field communications, commercial production, talent payments and other activities supporting the Domino's Pizza brand. We can require stores to additionally contribute a minimum of 1% up to a maximum of 3% of net sales to market level media campaigns. Franchise store contributions to market level media campaigns currently average approximately 2.3% of net sales in our top 40 markets.

         We estimate that Company-owned and domestic franchise stores also spend an additional 3% to 5% of their net sales on local store marketing, including targeted database mailings, saturation print mailings to households in a target area and community involvement through school and civic organizations. We offer a national print program which provides cost-effective print materials as an incentive for franchisees to use marketing material prepared by us and which reinforces our national branding strategy.

         By communicating common brand direction at the national, market and local market levels, we create a consistent marketing message to our customers. Over the past five years, we estimate that we and our domestic franchisees have invested approximately $1.1 billion in system-wide advertising at the national, market and local community levels.

Suppliers

         We believe that the length and quality of our relationships with suppliers provides us with priority service at competitive prices. We have maintained active relationships of over 15 years with more than half of our major suppliers. As a result, we have typically relied on oral rather than written contracts with our suppliers. In addition, we believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which gives us the ability to maximize leverage with our suppliers. Second, in four of our five key product categories (meats, dough products, boxes and sauce), we generally retain active purchasing relationships with at least two separate suppliers. This purchasing strategy allows us to shift purchases among suppliers based on quality, price and timeliness of delivery. For the year ended December 31, 2000, our cheese supplier accounted for approximately 33% of our distribution cost of sales. Prices charged to us by our suppliers are subject to fluctuation and we have historically been able to pass increased costs onto our Distribution customers. There can be no assurances that we will be able to continue this in the future.

Competition

         The pizza delivery market is highly fragmented. In this market, we compete against regional and local companies, as well as three national chains:
Pizza Hut(R), Papa John's(R) and Little Caesar's(R). We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with other international, national, regional and local restaurants and QSR establishments. The overall food service industry and the QSR segment is intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, national, regional or local economic conditions, currency fluctuations to the extent international operations are involved, demographic trends and disposable purchasing power. We compete within the food service industry and the QSR segment not only for customers, but also for management and hourly personnel, suitable real estate sites and qualified franchisees.

Government Regulation

         We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals can delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our distribution facilities are licensed and subject to regulation by federal, state and local health and fire codes.

         We are subject to the rules and regulations of the Federal Trade Commission (FTC) and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees. A number of states regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are operating under exemptions from registration in several states based on net worth and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time which would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

         Internationally, our franchise stores are subject to national and local laws and regulations which often are similar to those affecting our domestic stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international franchise stores are also often subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

Trademarks

         Domino's has several registered trademarks and service marks and believes that the Domino's Pizza mark has significant value and is materially important to our business. Our policy is to pursue registration of our important trademarks whenever possible and to vigorously oppose the infringement of any of our registered or unregistered trademarks. Domino's licenses the use of its registered marks to franchisees through their franchise agreements.

Working Capital

         Information about the Company's working capital is included in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7., page 16.

Customers

         The Company's business is not dependent upon a single customer or small group of customers. No customer accounted for more than 10% of total consolidated revenues in 2000, 1999 or 1998.

Seasonal Operations

         The Company's business is not typically seasonal.

Backlog Orders

         Company-owned stores and distribution centers have no backlog orders as of December 31, 2000.

Government Contracts

         No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Research and Development

         The Company operates research and product development facilities at its corporate headquarters in Ann Arbor, Michigan. The Company incurred research and development expense of approximately $1,009,000, $788,000 and $620,000 in 2000, 1999 and 1998, respectively.

Environmental Matters

         The Company is not aware of any Federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2000, there were no material capital expenditures for environmental control facilities and no such material expenditures are expected.

Employees

         As of December 31, 2000, we had approximately 14,600 employees, excluding employees of franchise-operated stores. None of our domestic employees are represented by unions. We consider our relationships with our employees to be excellent.

Financial Information about Geographic Areas

         Financial information about international and United States markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and related footnotes in Part II, Item 6., pages 11 through 12, Item 7. pages 13 through 16 and Item 8. pages 19 through 46, respectively of this Form 10-K.

Item 2.  Properties.

         We lease approximately 185,000 square feet for our executive offices, world headquarters and distribution facility located in Ann Arbor, Michigan under an operating lease with Domino's Farms Office Park Limited Partnership, a related party, for a term of five years commencing December 21, 1998, with an option to renew for an additional five-year term.

         We own facilities at fourteen Company-owned stores and five distribution facilities. We also own and lease seven store facilities to domestic franchisees. There are no mortgages on any of these facilities other than mortgages on the distribution facilities granted in connection with our senior credit facilities. All other Company-owned stores and facilities are leased by us, typically with five-year leases with one or two five-year renewal options. All other franchise stores are leased or owned directly by the franchisees.

Item 3.  Legal Proceedings.

         The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability, general liability, automobile and franchisee claims arising in the ordinary course of business. In the opinion of the Company's management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         As of March 15, 2001, Domino's had 3,000 authorized shares of common stock, par value $0.01 per share, of which 10 were issued and outstanding and held by TISM. There is no established public trading market for Domino's common stock. Domino's ability to pay dividends is limited under the indenture related to the Senior Subordinated Notes.

Item 6.  Selected Financial Data.

          The following selected financial data, as of and for the fiscal years ended December 31, 2000, January 2, 2000, January 3, 1999 (consists of 53 weeks), December 28, 1997 and December 29, 1996, is derived from the audited consolidated financial statements of Domino's, Inc. and subsidiaries except for the historical balance sheet data as of December 29, 1996 which was derived from unaudited consolidated financial statements of Domino's, Inc. and subsidiaries which, in the opinion of management, include all adjustments necessary for a fair presentation. The data should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operation.

(In thousands)                                   2000           1999 (a)             1998              1997              1996
                                                 ----           --------             ----              ----              ----
System-wide Sales (unaudited):
Domestic                                      $2,647,221       $2,563,311         $2,505,991        $2,294,224        $2,110,324
International                                    896,254          800,989            717,694           633,857           524,496
                                              ----------       ----------         ----------        ----------        ----------
                                              $3,543,475       $3,364,300         $3,223,685        $2,928,081        $2,634,820
                                              ==========       ==========         ==========        ==========        ==========


Operating Data:
Revenues                                      $1,166,080       $1,156,639         $1,176,778        $1,044,790          $969,937
Income from operations                           112,354           75,628             70,269            65,004            56,501
Income before provision (benefit)
  for income taxes and
  extraordinary item                              41,098            2,504             63,948            61,471            50,611
Provision (benefit) for income
  taxes (b)                                       16,073              419           (12,928)               366            30,884
Extraordinary gain on debt
  extinguishment, net of income
   taxes                                             181                -                  -                 -                 -
Net income                                        25,206            2,085             76,876            61,105            19,727


Other Financial Data:
EBITDA (c)                                      $147,296         $131,055            $94,962           $83,140           $72,340
Net cash provided by operating
  activities                                      57,602           63,268             64,731            73,408            53,225
Depreciation and other non-cash
  items                                           34,942           51,427             24,693            18,136            15,839
Capital expenditures                              37,903           27,882             48,359            31,625            15,472


Balance Sheet Data:
Total assets                                  $  369,629       $  381,130         $  387,891        $  212,978       $   155,454
Long-term debt                                   664,592          696,132            720,480            36,438            46,224
Total debt                                       686,074          717,570            728,126            44,408            70,067
Stockholder's equity (deficit)                  (454,807)        (478,966)          (483,775)           26,118           (34,868)

(a) In 1999, the Company recognized $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of 1.3 million.

(b) On December 30, 1996, the Company elected to be an "S" Corporation for federal income tax purposes. The Company reverted to "C" Corporation status effective December 21, 1998. On a pro forma basis, had the Company been a "C" Corporation throughout this period, income tax expense would have been higher by the following amounts: fiscal year ended December 28, 1997 -- $25.4 million; fiscal year ended January 3, 1999 -- $36.8 million.

(c) EBITDA represents earnings before interest, taxes, depreciation, amortization, gain (loss) on sale of assets and, in 1999, the legal settlement expense indemnified by a TISM stockholder. EBITDA is presented because we utilize it extensively in internal management reporting to evaluate our business segments, we believe it is frequently used by security analysts in the evaluation of companies and is an important financial measure in our indenture and credit agreements. However, EBITDA should not be considered as an alternative to cash flow from operating activities as a measure of liquidity or as an alternative to net income as an indicator of our operating performance or any other measure of performance in accordance with generally accepted accounting principles.

The following table sets forth a reconciliation of income from operations to
EBITDA:

                                                   -------------------------------------------------------------
                                                                            Fiscal Year

                                                   -------------------------------------------------------------
Dollars in Thousands                                  2000         1999         1998       1997         1996
                                                    --------     --------    ---------    --------     --------
Income from operations...........................   $112,354     $ 75,628      $70,269    $ 65,004     $ 56,501
Loss (gain) on sale of assets ...................      1,338         (316)       1,570       1,197          353
Legal settlement expense indemnified by a TISM
    stockholder..................................          -        4,000            -           -            -
Depreciation and amortization....................     33,604       51,743       23,123      16,939       15,486
                                                    --------     --------    ---------    --------     --------
EBITDA...........................................   $147,296     $131,055    $  94,962    $ 83,140     $ 72,340
                                                    ========     ========    =========    ========     ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The following discussion and analysis of financial condition and results of operation relates, in part, to periods prior to TISM's recapitalization in December 1998. As a result of the recapitalization, the Company entered into new financing arrangements under which the Company incurred significant indebtedness. The Company also has a different capital structure, and changes in ownership and executive leadership team composition subsequent to the recapitalization. Accordingly, the results of operations for the year ended January 3, 1999, which consists of 53 weeks, will not necessarily be comparable to the years ended January 2, 2000 and December 31, 2000, respectively.

2000 Compared to 1999

Revenues
--------

General. Revenues primarily include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues increased 0.8% to $1.166 billion in 2000, from $1.157 billion in 1999. This increase in total revenues is due primarily to increased international and domestic franchise revenues. These results are more fully described below.

Domestic Stores
---------------

Corporate Stores. Revenues from corporate store operations decreased slightly to $378.0 million in 2000, from $378.1 million in 1999.

This slight decrease is due primarily to a decrease in same store sales offset in part by an increase in the average number of Company-owned stores open during 2000. Same store sales for Company-owned stores decreased 0.9% in 2000 compared to 1999. The number of Company-owned stores was 626 as of December 31, 2000, as compared to 656 as of January 2, 2000. The average number of Company-owned stores open during 2000 increased by 2 stores compared to 1999.

Domestic Franchise. Revenues from domestic franchise operations increased 3.3% to $120.6 million in 2000, from $116.7 million in 1999.

This increase is due primarily to an increase in the average number of domestic franchise stores open during 2000 and an increase in same store sales. Same store sales for domestic franchise stores increased 0.1% in 2000 compared to 1999. The number of domestic franchise stores was 4,192 as of December 31, 2000, as compared to 3,973 as of January 2, 2000. The average number of domestic franchise stores open during 2000 increased by 165 stores compared to 1999.

Domestic Distribution
---------------------

Revenues from domestic distribution operations increased 0.1% to $604.1 million in 2000, from $603.4 million in 1999.

This increase is due primarily to an increase in food volumes related to increased domestic franchise same store sales and increased domestic franchise store counts, offset in part by a market decrease in cheese prices and an increased demand for lower-priced fresh dough.

International
-------------

Revenues from international operations increased 8.6% to $63.4 million in 2000, from $58.4 million in 1999.

This increase is due primarily to an increase in the average number of international franchise stores open during 2000 and an increase in same store sales. On a constant dollar basis, same store sales increased 3.7% in 2000 compared to 1999. The number of international stores was 2,159 as of December 31, 2000, as compared to 1,930 as of January 2, 2000. The average number of international stores open during 2000 increased by 243 stores compared to 1999.

Operating Expenses
------------------

Cost of sales increased 0.9% to $862.2 million in 2000, from $854.2 million in 1999. Gross profit increased 0.5% to $303.9 million in 2000, from $302.5 million in 1999.

This increase in gross profit is due primarily to an increase in total revenues and lower food costs in part due to an increased demand for higher-margin fresh dough. This increase was offset in part by increases in Company-owned store labor and delivery expenses.

General and administrative expenses decreased 12.6% to $191.6 million in 2000, from $219.3 million in 1999. As a percentage of total revenues, general and administrative expenses decreased 2.6% to 16.4% in 2000, from 19.0% in 1999.

These decreases are due primarily to a decrease in covenant not-to-compete amortization expense and, to a lesser extent, savings realized from our corporate restructuring in late 1999 and a decrease in professional fees. Covenant not-to-compete amortization expense, primarily related to the covenant obtained as part of the recapitalization, decreased $21.9 million to $11.2 million in 2000, from $33.1 million in 1999. This decrease is due to the use of an accelerated amortization method over the covenant's three-year term.

Provision (Benefit) for Income Taxes
------------------------------------

Provision (benefit) for income taxes increased $15.7 million to $16.1 million in 2000, from $0.4 million in 1999. This increase is due primarily to a significant increase in pre-tax income in 2000 compared to 1999.

1999 Compared to 1998

Revenues
--------

General. Total revenues decreased 1.7% to $1.157 billion in 1999, from $1.177 billion in 1998. This decrease in total revenues is due primarily to the 1998 store rationalization program and the one additional week in fiscal 1998 as compared to fiscal 1999, offset in part by increased domestic franchise and domestic distribution revenues.

Domestic Stores
---------------

Corporate Stores. Revenues from corporate store operations decreased 7.7% to $378.1 million in 1999, from $409.4 million in 1998.

This decrease is due primarily to a reduction in the average number of Company-owned stores open during 1999, due primarily to the 1998 store rationalization program, offset in part by an increase in same store sales. The Company closed or sold to franchisees 142 under-performing Company owned-stores during the fourth quarter of 1998 under the 1998 store rationalization program. Same store sales for Company-owned stores increased 1.7% in 1999 compared to 1998. The number of Company-owned stores was 656 as of January 2, 2000, as compared to 642 as of January 3, 1999. The average number of Company-owned stores open during 1999 decreased by 91 stores compared to 1998.

Domestic Franchise. Revenues from domestic franchise operations increased 4.0% to $116.7 million in 1999, from $112.2 million in 1998.

This increase is due primarily to an increase in the average number of domestic franchise stores open during 1999, in part resulting from the 1998 store rationalization program, and an increase in same store sales. Same store sales for domestic franchise stores increased 2.9% in 1999 compared to 1998. The number of domestic franchise stores was 3,973 as of January 2, 2000, as compared to 3,847 as of January 3, 1999. The average number of domestic franchise stores open during 1999 increased by 151 stores compared to 1998.

Domestic Distribution
---------------------

Revenues from domestic distribution operations increased 0.7% to $603.4 million in 1999, from $599.1 million in 1998.

This increase is due primarily to an increase in food volumes related to increased domestic franchise same store sales and increased domestic franchise store counts, offset in part by a $7.0 million decrease in equipment sales during 1999 and an increased demand for lower-priced fresh dough. During the first half of 1998, equipment and supply sales to franchisees were at high levels due primarily to the roll-out of the Domino's HeatWave hot bag systems.

International
-------------

Revenues from international operations increased 4.2% to $58.4 million in 1999, from $56.0 million in 1998.

This increase is due primarily to an increase in the average number of international franchise stores open during 1999, the addition of three Company-owned stores in France and an increase in same store sales. On a constant dollar basis, same store sales increased 3.6% in 1999 compared to 1998. The number of international stores was 1,930 as of January 2, 2000, as compared to 1,730 at January 3, 1999. The average number of international stores open during 1999 increased by 182 stores compared to 1998.

Operating Expenses
------------------

Cost of sales decreased 4.1% to $854.2 million in 1999, from $890.8 million in 1998. Gross profit increased 5.8% to $302.5 in 1999, from $286.0 in 1998.

This increase in gross profit is due primarily to reductions in Company-owned store food, labor and insurance costs that resulted mainly from the elimination of under-performing stores through the 1998 store rationalization program as well as improved shift scheduling, minimized overtime, reduced insurance premiums and favorable product mix and pricing. In addition, the cost of sales component of depreciation and amortization expense decreased due to the modification of estimated useful lives for several fixed asset categories effective in the first quarter of 1999.

General and administrative expenses increased 1.6% to $219.3 million in 1999, from $215.7 million in 1998. As a percentage of total revenues, general and administrative expenses increased 0.7% to 19.0% in 1999, from 18.3% in 1998.

These increases are due primarily to a $5.0 million litigation settlement expense incurred in 1999 and increased covenant not-to-compete amortization expense of $32.5 million resulting from a covenant not-to-compete obtained as part of the recapitalization. These increases were substantially offset by decreases in related party expenses of $21.0 million, comprised primarily of lease payments and charitable contributions, the elimination of a field office as part of our 1998 store rationalization program and costs associated with the additional week included in fiscal 1998.

Restructuring
-------------

In 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million. The staff reduction costs were incurred in connection with the reduction of 90 corporate and administrative employees. The exit costs were recorded in connection with the planned closure and relocation of certain Company-owned stores.

Interest Expense
----------------

Interest expense increased approximately $67.0 million to $74.1 million in 1999, from $7.1 million in 1998. This increase is due primarily to increased interest costs due to significantly increased indebtedness incurred as part of the recapitalization and amortization of related deferred financing costs.

Provision (Benefit) for Income Taxes
------------------------------------

Provision (benefit) for income taxes increased $13.3 million to a provision of $0.4 million in 1999, from a benefit of $12.9 million in 1998. As part of the recapitalization, TISM and its qualifying subsidiaries (including Domino's) converted from "S" Corporation status to "C" Corporation status for federal income tax reporting purposes in December 1998 and established a $27.9 million deferred tax asset, which was partially offset by the establishment of tax reserves. The Company did not provide for Federal income taxes on income earned during the 1998 "S" Corporation period. Additionally, in May 1999, a state court upheld a favorable lower court tax ruling with respect to an issue that, if decided unfavorably, could have resulted in significant additional tax cost to the Company. As a result, during the second fiscal quarter of 1999, the Company reversed related state tax reserves and deferred federal tax benefits that were associated with this issue.

Liquidity and Capital Resources
-------------------------------

We had negative working capital of $12.7 million and cash of $25.1 million at December 31, 2000. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of December 31, 2000, we had $686.1 million of long-term debt, of which $21.5 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility and letters of credit issued under the revolving credit facility were $14.2 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $57.6 million and $63.3 million for 2000 and 1999, respectively. The $5.7 million decrease is due primarily to a $18.0 million net change in operating assets and liabilities and a $18.1 million decrease in depreciation and amortization. These decreases in cash provided by operating activities were partially offset by an increase in net income of $23.1 million and a $4.9 million decrease in deferred income taxes.

Cash used in investing activities was $34.8 million and $26.4 million for 2000 and 1999, respectively. The $8.4 million increase is due primarily to a $10.0 million increase in purchases of property, plant and equipment. The main components of this increase are as follows: (i) a $6.1 million increase related to Company-owned store relocations, re-imagings and other upgrades; (ii) a $2.4 million increase related to distribution center activity; and (iii) a $1.1 million net increase in information systems spending including a $3.1 million increase in spending on our next generation store systems project. The Company also experienced a $3.0 million decrease in cash provided by notes receivable repayments. These increases in cash used in investing activities were partially offset by a $3.3 million increase in cash provided by proceeds from sales of property, plant and equipment, including $3.1 million relating to the sale of 8 Company-owned stores to a franchisee.

Cash used in financing activities was $28.0 million and $6.9 million for 2000 and 1999, respectively. The $21.1 million increase is due primarily to an $18.0 million increase in payments made under our senior credit facility and a $10.0 million extinguishment of senior subordinated notes during 2000. These increases in cash used in financing activities were partially offset by a $2.5 million increase in capital contributions and a $2.6 million decrease in distributions to TISM during 2000.

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

Impact of Inflation

         We believe that our results of operation are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2000, 1999 or 1998. Severe increases in inflation, however, could affect the global and United States economy and could have an adverse impact on our business, financial condition and results of operation.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

         This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operation. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

 .    Our ability to grow and implement cost-saving strategies
 .    Increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage
 .    Our ability to compete domestically and internationally in our intensely competitive industry
 .    Our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and distribution centers with qualified personnel
 .    Our ability to pay principal and interest on our substantial debt
 .    Our ability to borrow in the future
 .    Our ability to find and/or retain suitable real estate for our stores and distribution centers
 .    Adverse legislation or regulation
 .    Changes in consumer taste, demographic trends and traffic patterns
 .    Our ability to sustain or increase historical revenues and profit margins
 .    Continuation of certain trends and general economic conditions in the industry
 .    Adequacy of insurance coverage

         We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.


Market Risk
-----------

The Company is exposed to market risks primarily from interest rate changes on our variable rate debt and foreign currency fluctuations relating to international revenues. Management actively monitors these exposures. As a policy, the Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Interest Rate Swaps
-------------------

The Company may enter into interest rate swaps or similar instruments with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements (the 1999 Swap Agreements) to effectively convert the Eurodollar interest rate component on a portion of our variable rate debt to a fixed rate of 5.12% through December 2001. As of December 31, 2000, the total notional amount of the 1999 Swap Agreements was $173.0 million.

Interest Rate Risk
------------------

The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of December 31, 2000, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.2%. At December 31, 2000, the weighted average interest rate on our $247.9 million of variable interest debt was approximately 9.8%. The fair value of the Company's debt approximates its carrying value.

The Company had total interest expense of approximately $75.2 million for the year ended December 31, 2000. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $5.1 million.

Foreign Currency Forward Contracts
----------------------------------

The Company may enter into forward exchange contracts or similar instruments with the objective of reducing fluctuations in cash flows associated with changes in the related foreign currency rates. As of December 31, 2000, we had no outstanding forward exchange contracts. No significant gains or losses relating to forward exchange contracts have been recognized during fiscal 2000.

Accounting for Derivative Instruments and Hedging Activities
------------------------------------------------------------

The Financial Accounting Standards Board has issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and two related Statements which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted these Statements on January 1, 2001. Adoption of these Statements resulted in the recognition of an approximately $2.7 million derivative asset relating to the fair value of the Company's 1999 Swap Agreements which the Company has designated as cash flow hedges.

Item 8. Financial Statements and Supplementary Data.

                   Report of Independent Public Accountants



To Domino's, Inc.:

We have audited the accompanying consolidated balance sheets of Domino's, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of income, comprehensive income, stockholder's equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domino's, Inc. and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.




Detroit, Michigan,                                     /s/ ARTHUR ANDERSEN LLP
   January 30, 2001.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
              (In thousands, except share and per share amounts)

                                                                                            December 31,        January 2,
                                  ASSETS                                                        2000               2000
                                  ------                                                    ------------        ----------
CURRENT ASSETS:
     Cash                                                                                     $ 25,136           $ 30,278
     Accounts receivable, net of reserves of $3,561 in 2000 and $2,444 in 1999                  48,682             40,902
     Notes receivable, net of reserves of $783 in 2000 and $288 in 1999                          3,833              5,172
     Inventories                                                                                19,086             18,624
     Prepaid expenses and other                                                                  6,580             14,890
     Deferred income taxes                                                                       9,290             10,498
                                                                                              --------           --------
               Total current assets                                                            112,607            120,364
                                                                                              --------           --------

PROPERTY, PLANT AND EQUIPMENT:
     Land and buildings                                                                         14,917             14,246
     Leasehold and other improvements                                                           55,100             54,538
     Equipment                                                                                 114,456            117,018
     Construction in progress                                                                    7,366              3,548
                                                                                              --------           --------
                                                                                               191,839            189,350
     Accumulated depreciation and amortization                                                 106,526            116,287
                                                                                              --------           --------
     Property, plant and equipment, net                                                         85,313             73,063
                                                                                              --------           --------

OTHER ASSETS:
     Investments in marketable securities, restricted                                            3,962              3,187
     Notes receivable, less current portion, net of
          reserves of $2,358 in 2000 and $3,249 in 1999                                         12,066             10,380
     Deferred income taxes                                                                      71,253             73,038
     Deferred financing costs, net of accumulated
          amortization of $12,326 in 2000 and $6,327 in 1999                                    30,626             37,208
     Goodwill, net of accumulated amortization of
          $10,107 in 2000 and $9,217 in 1999                                                    14,944             16,034
     Covenants not-to-compete, net of accumulated
          amortization of $54,223 in 2000 and $43,152 in 1999                                    5,851             16,970
     Capitalized software, net of accumulated amortization
          of $20,102 in 2000 and $14,332 in 1999                                                27,388             26,113
     Other assets, net of accumulated amortization and
          reserves of $6,245 in 2000 and $6,555 in 1999                                          5,619              4,773
                                                                                              --------           --------
               Total other assets                                                              171,709            187,703
                                                                                              --------           --------

               Total assets                                                                   $369,629           $381,130
                                                                                              ========           ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Continued)
              (In thousands, except share and per share amounts)

                                                                                          December 31,         January 2,
                    LIABILITIES AND STOCKHOLDER'S DEFICIT                                     2000                2000
                    -------------------------------------                                 ------------         ----------
CURRENT LIABILITIES:
     Current portion of long-term debt                                                      $  21,482           $  21,438
     Accounts payable                                                                          38,335              35,108
     Accrued interest                                                                          12,922              13,643
     Insurance reserves                                                                         6,793               7,152
     Accrued compensation                                                                      17,977              18,068
     Accrued income taxes                                                                       2,778                 804
     Accrued restructuring                                                                        744               3,020
     Other accrued liabilities                                                                 24,281              26,875
                                                                                            ---------           ---------
               Total current liabilities                                                      125,312             126,108
                                                                                            ---------           ---------

LONG-TERM LIABILITIES:
     Long-term debt, less current portion                                                     664,592             696,132
     Insurance reserves                                                                         9,633              15,485
     Other accrued liabilities                                                                 24,899              22,371
                                                                                            ---------           ---------
               Total long-term liabilities                                                    699,124             733,988
                                                                                            ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
     Common stock, par value $0.01 per share; 3,000
          shares authorized; 10 shares issued and outstanding                                       -                   -
     Additional paid-in capital                                                               120,202             120,202
     Retained deficit                                                                        (574,657)           (599,292)
     Accumulated other comprehensive income                                                      (352)                124
                                                                                            ---------           ---------
               Total stockholder's deficit                                                   (454,807)           (478,966)
                                                                                            ---------           ---------

               Total liabilities and stockholder's deficit                                  $ 369,629           $ 381,130
                                                                                            =========           =========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                (In thousands)

                                                                                       For the Years Ended
                                                                         -------------------------------------------------
                                                                         December 31,        January 2,         January 3,
                                                                             2000               2000               1999
                                                                         ------------        ----------         ----------
REVENUES:
     Corporate stores                                                     $  377,971         $  378,081         $  409,413
     Domestic franchise royalties                                            120,608            116,715            112,222
     Domestic distribution                                                   604,096            603,441            599,121
     International                                                            63,405             58,402             56,022
                                                                          ----------         ----------         ----------
                Total revenues                                             1,166,080          1,156,639          1,176,778
                                                                          ----------         ----------         ----------

OPERATING EXPENSES:
     Cost of sales                                                           862,161            854,151            890,784
     General and administrative                                              191,565            219,277            215,725
     Restructuring                                                                 -              7,583                  -
                                                                          ----------         ----------         ----------
               Total operating expenses                                    1,053,726          1,081,011          1,106,509
                                                                          ----------         ----------         ----------
INCOME FROM OPERATIONS                                                       112,354             75,628             70,269

INTEREST INCOME                                                                3,961                992                730

INTEREST EXPENSE                                                             (75,217)           (74,116)            (7,051)
                                                                          ----------         ----------         ----------
INCOME BEFORE PROVISION (BENEFIT) FOR
     INCOME TAXES AND EXTRAORDINARY ITEM                                      41,098              2,504             63,948

PROVISION (BENEFIT) FOR INCOME TAXES                                          16,073                419            (12,928)
                                                                          ----------         ----------         ----------
INCOME BEFORE EXTRAORDINARY ITEM                                              25,025              2,085             76,876

GAIN ON DEBT EXTINGUISHMENT, NET OF TAX
     PROVISION OF $111                                                           181                  -                  -
                                                                          ----------         ----------         ----------
NET INCOME                                                                $   25,206         $    2,085         $   76,876
                                                                          ==========         ==========         ==========

 The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                -----------------------------------------------
                                (In thousands)

                                                                                         For the Years Ended
                                                                            ---------------------------------------------
                                                                            December 31,       January 2,      January 3,
                                                                                2000              2000            1999
                                                                            ------------       ----------      ----------
NET INCOME                                                                     $25,206           $2,085          $76,876
                                                                               -------           ------          -------

OTHER COMPREHENSIVE INCOME, BEFORE TAX:
     Currency translation adjustment                                              (147)              98              (44)
     Unrealized gain on investments in marketable securities                         -              518                -
     Reclassification adjustment for gains
          included in net income                                                  (548)               -             (497)
                                                                               -------           ------          -------
                                                                                  (695)             616             (541)

TAX ATTRIBUTES OF ITEMS IN OTHER
     COMPREHENSIVE INCOME                                                          219             (189)              30
                                                                               -------           ------          -------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                                     (476)             427             (511)
                                                                               -------           ------          -------

COMPREHENSIVE INCOME                                                           $24,730           $2,512          $76,365
                                                                               =======           ======          =======

 The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
           ---------------------------------------------------------
                                (In thousands)

                                                                                       Accumulated Other
                                                                                      Comprehensive Income
                                                                                 ------------------------------
                                                                                                     Unrealized
                                                                                                      Gain on
                                                       Additional   Retained       Currency         Investments
                                               Common   Paid-in     Earnings     Translation       in Marketable
                                               Stock    Capital    (Deficit)      Adjustment         Securities
                                               ------  ----------  ---------     -----------       -------------
BALANCE AT DECEMBER 28, 1997                   $    -  $        -  $  25,910        $(259)             $ 467

     Net income                                     -           -     76,876            -                  -
     Capital contributions from Parent              -      50,430          -            -                  -
     Distributions to Parent                        -           -   (690,688)           -                  -
     Currency translation adjustment                -           -          -          (44)                 -
     Reclassification adjustment for
          gains included in net income              -           -          -            -               (467)
     Recognition of deferred income taxes
          as part of Recapitalization               -           -     54,000            -                  -
     Reclassification of S Corporation
          undistributed earnings upon
          conversion to C Corporation               -      64,307    (64,307)           -                  -
                                               ------    --------  ---------        -----              -----

BALANCE AT JANUARY 3, 1999                          -     114,737   (598,209)        (303)                 -

     Net income                                     -           -      2,085            -                  -
     Capital contributions from Parent              -       5,465          -            -                  -
     Distribution to Parent                         -           -     (3,168)           -                  -
     Currency translation adjustment                -           -          -           98                  -
     Unrealized gain on investments
          in marketable securities                  -           -          -            -                329
                                               ------    --------  ---------        -----              -----

BALANCE AT JANUARY 2, 2000                          -     120,202   (599,292)        (205)               329

     Net income                                     -           -     25,206            -                  -
     Distributions to Parent                        -           -       (571)           -                  -
     Currency translation adjustment                -           -          -         (147)                 -
     Reclassification adjustment for
          gains included in net income              -           -          -            -               (329)
                                               ------    --------  ---------        -----              -----

BALANCE AT DECEMBER 31, 2000                   $    -    $120,202  $(574,657)       $(352)             $   -
                                               ======    ========  =========        =====              =====

 The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                (In thousands)

                                                                                               For the Years Ended
                                                                                       ------------------------------------
                                                                                       December 31,  January 2,  January 3,
                                                                                           2000         2000        1999
                                                                                       ------------  ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                          $ 25,206     $  2,085    $  76,876
     Adjustments to reconcile net income to net
          cash provided by operating activities-
               Depreciation and amortization                                               33,604       51,743       23,123
               Provision (benefit) for losses on accounts and notes receivable              2,201        1,971       (3,212)
               (Gain) loss on sale of property, plant and equipment                         1,338         (316)       1,570
               Provision (benefit) for deferred income taxes                                2,993       (1,949)     (27,587)
               Amortization of deferred financing costs                                     6,582        6,093          388
               Changes in operating assets and liabilities-
                    Decrease (increase) in accounts receivable                            (10,095)       6,123       (6,254)
                    Decrease in inventories and prepaid expenses and other                  3,846          957        4,531
                    Increase (decrease) in accounts payable and accrued liabilities        (1,862)       1,006        7,989
                    Decrease in insurance reserves                                         (6,211)      (4,445)     (12,693)
                                                                                         --------     --------    ---------
          Net cash provided by operating activities                                        57,602       63,268       64,731
                                                                                         --------     --------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                           (37,903)     (27,882)     (48,359)
     Proceeds from sale of property, plant and equipment                                    5,034        1,769        5,587
     Purchases of franchise operations                                                     (5,072)      (4,565)      (1,534)
     Repayments of notes receivable                                                         5,334        8,307          414
     (Purchases) sales of investments in marketable securities                             (1,104)      (2,858)       5,130
     Other                                                                                 (1,040)      (1,127)        (386)
                                                                                         --------     --------    ---------
          Net cash used in investing activities                                           (34,751)     (26,356)     (39,148)
                                                                                         --------     --------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of long-term debt                                                   -            -      722,056
     Capital contributions from Parent                                                      4,000        1,465            -
     Repayments of long-term debt                                                         (31,475)      (5,188)     (38,338)
     Cash paid for financing costs                                                              -            -      (43,280)
     Distributions to Parent                                                                 (571)      (3,168)    (666,020)
                                                                                         --------     --------    ---------
          Net cash used in financing activities                                           (28,046)      (6,891)     (25,582)
                                                                                         --------     --------    ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                        53          142            9
                                                                                         --------     --------    ---------
INCREASE (DECREASE) IN CASH                                                                (5,142)      30,163           10

CASH, AT BEGINNING OF PERIOD                                                               30,278          115          105
                                                                                         --------     --------    ---------

CASH, AT END OF PERIOD                                                                   $ 25,136     $ 30,278    $     115
                                                                                         ========     ========    =========

 The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation
       ---------------------------

         The accompanying consolidated financial statements include the accounts of Domino's, Inc. (Domino's), a Delaware corporation, and its wholly-owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Domino's is a wholly-owned subsidiary of TISM, Inc. (the Parent).

       Description of Business
       -----------------------

         The Company is primarily engaged in the following business activities:
           (1) retail sales of food through Company-owned stores in the contiguous U.S., (2) sale of food and equipment to Company-owned and franchised stores through Company-owned distribution centers, and (3) receipt of royalties and fees relating to support of domestic and international franchised stores.

       Parent's Recapitalization
       -------------------------

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

         As part of the Recapitalization, the Company entered into a $5.5 million, ten year consulting agreement with a Company and Parent Director and former majority Parent stockholder. The Company paid $500,000 and $1.0 million in 2000 and 1999, respectively, under this agreement and will pay the remaining $4.0 million ratably over eight years beginning in 2001. The $5.5 million was recorded as a charge to retained earnings (deficit) as a component of purchase price for the common stock.

         Prior to December 1998, Domino's was an indirectly wholly-owned subsidiary of Domino's Pizza LLC (formerly known as Domino's Pizza, Inc.) (DPLLC). During December 1998 and before the Recapitalization, DPLLC distributed its ownership interest in Domino's to the Parent. The Parent then contributed its ownership interest in DPLLC, which had been a wholly-owned subsidiary of the Parent, to Domino's, effectively converting Domino's from a subsidiary of DPLLC into DPLLC's parent.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



         The accompanying consolidated financial statements and these Notes to Consolidated Financial Statements include the results of operations of DPLLC and its wholly-owned subsidiaries (including Domino's) for the periods prior to the Recapitalization.

         Domino's amended its charter in December 1998 to increase the total number of authorized shares of common stock from 1,000 to 3,000 and decreased the par value of these shares from $1.00 per share to $0.01 per share.

       Fiscal Year
       -----------

         The Company's fiscal year ends on the Sunday closest to December 31.
           The 2000 fiscal year ended December 31, 2000; the 1999 fiscal year ended January 2, 2000; and the 1998 fiscal year ended January 3, 1999. Each of the fiscal years consists of fifty-two weeks except for fiscal year 1998 which consists of fifty-three weeks.

       Inventories
       -----------

         Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

         Inventories at December 31, 2000 and January 2, 2000 are comprised of the following (in thousands):

                                                     2000           1999
                                                    -------        -------
                Equipment and supplies              $ 4,551        $ 5,659
                Food                                 15,781         14,641
                                                    -------        -------
                                                     20,332         20,300
                Less- Reserves                        1,246          1,676
                                                    -------        -------
                Inventories                         $19,086        $18,624
                                                    =======        =======

       Notes Receivable
       ----------------

         During the normal course of business, the Company may provide financing to franchisees (i) to stimulate franchise store growth, (ii) to finance the sale of Company-owned stores to franchisees, or (iii) to facilitate new equipment rollouts. Substantially all of the related notes receivable require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the assets sold. In financing these transactions, the Company derives benefits other than interest income. Given the nature of these borrower/lender relationships, the Company, in essence, makes its own market in these notes. The carrying amounts of these notes approximate fair value.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



         During 1998, the Company modified certain criteria used to determine the allowance for bad debts for notes receivable. As a result of this change, the Company recognized a non-recurring benefit of approximately $3.7 million during 1998. This benefit is included in general and administrative expense.

       Property, Plant and Equipment
       -----------------------------

         Additions to property, plant and equipment are recorded at cost.
           Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. During 1998, asset lives were generally three to seven years for equipment, twenty years for buildings and improvements and five years or the term of the lease including renewal options, whichever is shorter, for leasehold and other improvements.

         The Company initiated a review of the estimated useful lives for depreciating or amortizing property, plant and equipment and goodwill, respectively. The review included consideration of the estimated lives of stores as determined primarily through quantitative analysis and analysis of the historical longevity of operating assets used in operations. The Company concluded the review in the first quarter of 1999.

         Based on this review, the Company modified the useful lives for several asset categories. For equipment, estimated useful lives were extended for certain assets from seven years to either ten or twelve years and were shortened for other assets, primarily computer equipment, from either five or seven years to three years. For leasehold improvements, estimated useful lives were extended from five years to ten years. For goodwill, which primarily arises from purchases of stores from franchisees, estimated useful lives were shortened in certain circumstances to ten years.

         These changes in useful lives are being applied on a prospective basis to existing assets and will be applied to assets acquired in the future. These changes in accounting estimates have been effected as of the beginning of 1999, resulting in increases in income from operations and net income as follows (in thousands):

                                                               2000     1999
                                                             -------  -------

            Net impact of changes in useful lives            $ 4,466  $ 5,616
            Non-recurring charge to eliminate assets which
              had no remaining useful lives                        -   (1,025)
                                                             -------  -------
            Increase in income from operations                 4,466    4,591
            Income tax effect                                 (1,786)  (1,676)
                                                             -------  -------
            Increase in net income                           $ 2,680  $ 2,915
                                                             =======  =======

         Depreciation expense was approximately $14.1 million, $11.9 million and $16.6 million in 2000, 1999 and 1998, respectively.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


       Investments in Marketable Securities
       ------------------------------------

         Investments in marketable securities include investments in mutual funds made by eligible individuals under our deferred compensation plan, which began in 1999 (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a "rabbi trust" whereby the amounts are irrevocably set aside to fund the Company's obligations under our deferred compensation plan.

         Prior to 2000, the Company classified marketable securities as available-for-sale. Unrealized gains as of January 2, 2000 were $329,000, net of tax. Realized gains and losses are determined using the specific identification method. Beginning in 2000, the Company reclassified all investments in marketable securities as trading and recognized the related unrealized gains during 2000.

       Deferred Financing Costs
       ------------------------

         Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the Recapitalization. Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Amortization of deferred financing costs was approximately $6.0 million, $6.1 million and $388,000 in 2000, 1999 and 1998, respectively.

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

       Goodwill and Covenants Not-to-Compete
       -------------------------------------

         Goodwill arising primarily from franchise acquisitions has been recorded at cost and is being amortized using the straight-line method over periods not exceeding ten years. Amortization of goodwill was approximately $2.3 million, $2.1 million and $2.0 million in 2000, 1999 and 1998, respectively.

         Covenants not-to-compete, primarily obtained as a part of the Recapitalization, have been recorded at cost and are being amortized using an accelerated method over a three year period for the covenant not-to-compete with a Company and Parent Director and former majority Parent stockholder. Other covenants not-to-compete are being amortized using the straight-line method over periods not exceeding ten years. Amortization of covenants not-to-compete was approximately $11.2 million, $33.1 million and $2.2 million in 2000, 1999 and 1998, respectively.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


       Capitalized Software
       --------------------

         Capitalized software is recorded at cost and includes purchased, internally developed and externally developed software used in the Company's operations. Amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Amortization expense was approximately $5.9 million, $4.4 million and $2.0 million in 2000, 1999 and 1998, respectively.

       Other Assets
       ------------

         Other assets primarily include equity investments in international franchisees, deposits and other intangibles primarily arising from franchise acquisitions. Amortization of other intangibles is provided using the straight-line method over the estimated useful lives of the amortizable assets. Amortization expense was approximately $94,000, $241,000 and $376,000 in 2000, 1999 and 1998, respectively.

       Other Accrued Liabilities
       -------------------------

         Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, equipment warranty expenses, store operating expenses, deferred revenues, deferred compensation and a consulting fee payable to a Company and Parent Director and former majority Parent stockholder.

       Revenue Recognition
       -------------------

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

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


       Advertising Costs
       -----------------

         Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $38.1 million, $37.8 million and $41.2 million during 2000, 1999 and 1998, respectively.

       Insurance Programs
       ------------------

         The Company is partially self-insured for property and health insurance risks and, for periods up to December 20, 1998, was partially self-insured for workers' compensation, general liability and owned and non-owned automobile programs.

         The Company's health insurance program provides coverage for life, medical, dental and accidental death and dismemberment (AD&D) claims. Self-insurance limitations for medical and dental per a covered individual's lifetime were $2.0 million in 2000, 1999 and 1998. The AD&D and life insurance components of the health insurance program are fully insured by the Company through third-party insurance carriers.

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

         Total excess insurance limits for all partially self-insured periods were $105.0 million per occurrence for the general liability and owned and non-owned automobile programs and up to the applicable statutory limits for workers' compensation.

         Self-insurance reserves are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. In management's opinion, the accrued insurance reserves at December 31, 2000 are sufficient to cover potential aggregate losses.

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

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


       Foreign Currency Translation
       ----------------------------

         The Company's foreign entities use their local currency or the U.S.
           dollar as the functional currency, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at yearend exchange rates, while income and expense accounts are translated at average exchange rates. Translation adjustments are included in accumulated other comprehensive income and other foreign currency transaction gains and losses are included in determining net income.

       Financial Derivatives
       ---------------------

         During 1999, the Company entered into two interest rate swap agreements
           (the 1999 Swap Agreements) to effectively convert the Eurodollar component of the effective interest rate on a portion of the Company's debt under Term Loans A, B and C (Note 2) to a fixed rate of 5.12% beginning in January 1999 and continuing through December 2001, in an effort to reduce the impact of interest rate changes on income. The total notional amount under the 1999 Swap Agreements is initially $179.0 million and decreases over time to a total notional amount of $167.0 million in December 2001. As of December 31, 2000, management estimates the fair value of the 1999 Swap Agreements to be an asset of approximately $2.7 million.

         As a result of generating royalty revenues from franchised operations in Japan, the Company is exposed to the effect of exchange rate fluctuations between the Japanese yen and U.S. dollar. Using foreign currency forward contracts enables management to minimize the effect of a fluctuating Japanese yen on reported income. During 1999 and 1998, the Company entered into contracts to sell 30 million Japanese yen every four weeks during the respective following fiscal year. During 1997, the Company entered into contracts to sell 35 million Japanese yen every four weeks during 1998.

         Gains and losses with respect to these contracts are recognized in income at each balance sheet date based on the exchange rate in effect at that time. No significant gains or losses were recognized under these contracts during 2000, 1999 and 1998. The carrying value of the foreign currency forward contracts outstanding as of January 2, 2000 approximates fair value. As of December 31, 2000, the Company had no foreign currency forward contract commitments and had no foreign currency forward contracts outstanding.

       Accounting for Derivative Instruments and Hedging Activities
       ------------------------------------------------------------

         The Financial Accounting Standards Board has issued SFAS No. 133,
           "Accounting for Derivative Instruments and Hedging Activities", and two related Statements which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company adopted these Statements on January 1, 2001. Adoption of these Statements resulted in the recognition of an approximately $2.7 million derivative asset relating to the fair value of the Company's 1999 Swap Agreements which the Company has designated as cash flow hedges.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


       Supplemental Disclosures of Cash Flow Information
       -------------------------------------------------

         The Company paid interest of approximately $69.9 million, $56.7 million and $4.6 million during 2000, 1999 and 1998, respectively. Additionally, cash paid for Federal income taxes was approximately $4.7 million, $5.1 million and $2.7 million in 2000, 1999 and 1998, respectively.

         During 1998, the Company made non-cash distributions to the Parent of approximately $16.6 million representing the Company's investment in a related party limited partnership and approximately $2.6 million representing various leaseholds and other assets. The Company also assumed a $5.5 million consulting agreement liability from the Parent during 1998.

         During 2000, the Company financed the sale of certain Company-owned stores to franchisees with approximately $5.6 million of notes, including $4.4 million of notes to a former minority Parent stockholder.

       Use of Estimates
       ----------------

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications
       -----------------

         Certain amounts from fiscal 1999 and 1998 have been reclassified to conform to the fiscal 2000 presentation.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


(2)  FINANCING ARRANGEMENTS

         At December 31, 2000 and January 2, 2000, long-term debt consisted of the following (in thousands):

                                                                     2000             1999
                                                                   --------         --------
           Term Loan A (see below)                                 $159,961         $174,424
           Term Loan B (see below)                                  130,349          133,878
           Term Loan C (see below)                                  130,622          134,017
           Notes to franchisees, interest ranging from 5.8%
                to 6.1%, maturing through 2004                          142              251
           Senior subordinated notes, 10 3/8% (see below)           265,000          275,000
                                                                   --------         --------
                                                                    686,074          717,570
           Less- current portion                                     21,482           21,438
                                                                   --------         --------
                                                                   $664,592         $696,132
                                                                   ========         ========

         On December 21, 1998, Domino's and a subsidiary entered into a new credit agreement (the 1998 Agreement) with a consortium of banks primarily to finance a portion of the Recapitalization, to repay existing indebtedness under a previous credit agreement and to provide available borrowings for use in the normal course of business.

         The 1998 Agreement provides the following credit facilities: three term loans (Term Loan A, Term Loan B and Term Loan C) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 1998 Agreement are $545 million.

         The 1998 Agreement provides for borrowings of $175 million under Term
           Loan A, $135 million under Term Loan B and $135 million under Term Loan C. Under the terms of the 1998 Agreement, the borrowings under Term Loans A, B and C bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate (9.5% at December 31, 2000) and (b) 0.5% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.75% or (ii) the Eurodollar rate (6.56% at December 31, 2000) plus an applicable margin of between 1.50% to 3.75%, with margins determined based upon the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. At December 31, 2000, the Company's effective borrowing rates were 9.06%, 10.06% and 10.31% for Term Loans A, B and C, respectively. As of December 31, 2000, all borrowings under Term Loans A, B and C were under Eurodollar contracts with interest periods of 60 days. Principal payments are required under Term Loans A, B and C, commencing at varied dates and continuing quarterly thereafter until maturity. The final scheduled principal payments on the outstanding borrowings under Term Loans A, B and C are due in December 2004, December 2006 and December 2007, respectively.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)


         The 1998 Agreement also provides for borrowings of up to $100 million under the Revolver, of which up to $35.0 million is available for letter of credit advances and $10.0 million is available for swing-line loans. Borrowings under the Revolver (excluding the letters of credit and swing-line loans) bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate and (b) 0.5% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.00% or
           (ii) the Eurodollar rate plus an applicable margin of between 1.50% to 3.00%, with margins determined based upon the Company's ratio of indebtedness to EBITDA, as defined. Borrowings under the swing-line portion of the Revolver bear interest, payable at least quarterly, at the higher of (a) the specified bank's prime rate or (b) 0.5% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.00% based upon the Company's ratio of indebtedness to EBITDA, as defined. The Company also pays a commitment fee on the unused portion of the Revolver ranging from 0.25% to 0.50%, determined based upon the Company's ratio of indebtedness to EBITDA, as defined. At December 31, 2000 the commitment fee for such unused borrowings is 0.50%. The fee for letter of credit amounts outstanding at December 31, 2000 is 2.75%. As of December 31, 2000, there is $85.8 million in available borrowings under the Revolver, with $14.2 million of letters of credit outstanding. There are no borrowings outstanding under the swing-line portion of the Revolver. The Revolver expires in December 2004.

         The credit facilities included in the 1998 Agreement are (i) guaranteed by the Parent, (ii) jointly and severally guaranteed by each of Domino's domestic subsidiaries, and (iii) secured by a first priority lien on substantially all of the assets of the Company.

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

         On December 21, 1998, Domino's issued $275 million of 10 3/8% Senior
           Subordinated Notes due 2009 (the Notes) requiring semi-annual interest payments, which began July 15, 1999. Prior to January 15, 2002, the Company may redeem, at a fixed price, up to 35% of the Notes with the proceeds of equity offerings, if any, by the Parent or the Company. Before January 15, 2004, Domino's may redeem all, but not part, of the Notes if a change in control occurs, as defined in the Notes. Beginning January 15, 2004, Domino's may redeem some or all of the Notes at fixed redemption prices, ranging from 105.19% of par in 2004 to 100% of par in 2007 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase Notes tendered by the holders at a fixed price. The Notes are guaranteed by each of Domino's domestic subsidiaries (non-domestic subsidiaries do not represent a material amount of revenues and assets) and are subordinated in right of payment to all existing and future senior debt of the Company.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



         In 2000, the Company amended the 1998 Agreement whereby a basket of funds not to exceed $30.0 million was designated for the early retirement of Notes at the Company's option. The Company subsequently retired $10.0 million of the Notes during 2000 through open market transactions using funds generated from operations. These retirements resulted in an after-tax extraordinary gain of approximately $181,000, which is net of approximately $207,000 in 1998 Agreement amendment fees and $583,000 in deferred financing cost amortization expense.

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

         In 1998, the Company received $20 million under Term Loans B and C from a stockholder of the Parent. The Company also issued $20 million of the Notes to this stockholder. During 1999, the stockholder reduced its holdings in Term Loans B and C to $17.9 million. Interest expense to this stockholder related to the Term Loans B and C and the Notes was $3.4 million in 1999. During 2000, the stockholder reduced its holdings in Term Loans B and C to $6.4 million and increased its holdings in the Notes to $22.0 million. Interest expense to this stockholder related to Term Loans B and C and the Notes was $3.4 million in 2000.

         As of December 31, 2000, management estimates the fair value of the Notes to be approximately $222.6 million. The carrying amounts of the Company's other debt approximate fair value.

         As of December 31, 2000, maturities of long-term debt are as follows
           (in thousands):


                   2001                                  $ 21,482
                   2002                                    33,596
                   2003                                    48,035
                   2004                                    65,844
                   2005                                    63,321
                   Thereafter                             453,796
                                                         --------
                                                         $686,074
                                                         ========

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



(3)  COMMITMENTS AND CONTINGENCIES

       Lease Commitments
       -----------------

         The Company leases equipment, vehicles, store and commissary locations and its corporate headquarters under operating leases with expiration dates through 2016. Rent expenses totaled approximately $23.1 million, $23.5 million and $27.4 million during 2000, 1999 and 1998, respectively. As of December 31, 2000, the future minimum rental commitments for all noncancellable leases, which include approximately $13.6 million in commitments to related parties and is net of approximately $3.9 million in future minimum rental commitments which have been assigned to certain franchisees, are as follows (in thousands):

                  2001                              $ 26,792
                  2002                                22,129
                  2003                                19,395
                  2004                                11,344
                  2005                                8,207
                  Thereafter                          22,046
                                                    --------
                                                    $109,913
                                                    ========

       Legal Proceedings and Related Matters
       -------------------------------------

         The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability, general liability, and automobile and franchisee claims arising in the ordinary course of business. In the opinion of the Company's management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition and results of operations of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

(4)  INCOME TAXES

         As a result of the Recapitalization, the Parent, Domino's and its qualifying subsidiaries reverted to C Corporation status effective December 21, 1998 and filed a consolidated Federal income tax return. The Company records its Federal income tax provision, related income tax liability and deferred income taxes as if it files its own consolidated Federal income tax return in accordance with a December 1998 tax-sharing agreement.

         Prior to the Recapitalization, certain Domino's subsidiaries sold certain tangible and intangible assets to another Domino's subsidiary, which had revoked its S Corporation election. The gain on this transaction, while not reflected for financial reporting purposes, resulted in a deferred tax asset to the Company of $54 million due to the difference in book and tax bases. This amount was initially credited directly to retained earnings (deficit).

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



         The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company's consolidated income tax provision (benefit) for 2000, 1999 and 1998 (only two weeks of which was a C Corporation period) are summarized as follows (in thousands):

                                                                           2000            1999             1998
                                                                         --------         -------         --------
Federal income tax provision based on the
    statutory rate                                                       $ 14,384         $   876         $ 22,382
State and local taxes, net of related Federal
    income taxes                                                            1,668             909            1,594
Non-resident withholding and foreign income
    taxes                                                                   3,382           2,792            2,530
Non-deductible expenses                                                       351             374              578
Foreign tax and other tax credits                                          (3,709)         (3,064)          (2,885)
Losses attributable to foreign subsidiaries                                   389             505                -
Tax reserves, net of related Federal income taxes in 1999                     700          (2,925)          10,000
Tax effect of conversion to C Corporation                                       -           1,001          (27,905)
Exclusion of income earned during
    S Corporation period in 1998                                                -               -          (18,900)
Other                                                                      (1,092)            (49)            (322)
                                                                         --------         -------         --------
                                                                         $ 16,073         $   419         $(12,928)
                                                                         ========         =======         ========

         The components of the 2000, 1999 and 1998 provision (benefit) for income taxes are as follows (in thousands):

                                                                           2000            1999             1998
                                                                         --------         -------         --------
Provision (benefit) for Federal income taxes-
   Current provision                                                     $  4,084         $ 2,630         $  8,996
   Deferred provision (benefit)                                             7,222          (1,901)         (26,907)
                                                                         --------         -------         --------
     Total provision (benefit) for Federal income taxes                    11,306             729          (17,911)

     Provision (benefit) for state and local income taxes-
        Current provision (benefit)                                         5,725          (3,054)           3,133
        Deferred benefit                                                   (4,340)            (48)            (680)

     Provision for non-resident withholding and
        foreign income taxes                                                3,382           2,792            2,530
                                                                         --------         -------         --------
                                                                         $ 16,073         $   419         $(12,928)
                                                                         ========         =======         ========

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



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

         Significant components of net deferred income taxes are as follows (in thousands):

                                                                                               2000             1999
                                                                                              -------          -------
            Deferred Federal income tax assets-
              Step-up of basis on subsidiaries sale of certain assets                         $42,109          $45,390
              Covenants not-to-compete                                                         13,253           10,605
              Self-insurance reserves                                                           5,270            7,067
              Accruals and other reserves                                                       7,062            8,559
              Bad debt reserves                                                                 2,289            2,080
              Depreciation, amortization and asset basis differences                            3,645            6,654
              Deferred revenues                                                                 2,655            1,517
              Other                                                                             2,295            2,897
                                                                                              -------          -------
                                                                                               78,578           84,769
                                                                                              -------          -------
            Deferred Federal income tax liabilities-
              Capitalized development costs                                                     4,560            2,922
              Other                                                                                 8              504
                                                                                              -------          -------
                                                                                                4,568            3,426
                                                                                              -------          -------
            Net deferred Federal income tax asset                                              74,010           81,343

            Net deferred state income tax asset                                                 6,533            2,193
                                                                                              -------          -------
            Net deferred income taxes                                                         $80,543          $83,536
                                                                                              =======          =======

         As of December 31, 2000, the classification of net deferred income taxes is summarized as follows (in thousands):

                                                              Current           Long-term          Total
                                                            -----------       -------------      ----------
            Deferred tax assets                             $     9,290       $      76,017      $   85,307
            Deferred tax liabilities                                  -              (4,764)         (4,764)
                                                            -----------       -------------      ----------
            Net deferred income taxes                       $     9,290       $      71,253      $   80,543
                                                            ===========       =============      ==========

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



         As of January 2, 2000, the classification of net deferred income taxes is summarized as follows (in thousands):

                                                              Current         Long-term         Total
                                                            -----------     -------------     -----------
             Deferred tax assets                            $    10,990     $      75,972     $    86,962
             Deferred tax liabilities                              (492)           (2,934)         (3,426)
                                                            -----------     -------------     -----------
             Net deferred income taxes                      $    10,498     $      73,038     $    83,536
                                                            ===========     =============     ===========

(5)  EMPLOYEE BENEFITS

         The Company has a deferred salary reduction plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of the first 6% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.2 million, $2.5 million and $2.4 million for 2000, 1999 and 1998, respectively.

         Effective January 4, 1999, the Company established a nonqualified deferred compensation plan available for the members of the Company's executive team and certain other key employees. Under this plan, the participants may defer up to 40% of their annual compensation. The plan requires the Company to match 30% with respect to the first 25%, 20% or 15% of participant salary deferrals, depending on the employee. The plan requires the Company to credit the participants' accounts following each pay period. The Company may be required to make supplemental contributions to participants' accounts depending on the earnings of the Company as defined in the plan. The participants direct the investment of their deferred compensation within several mutual funds. The Company contributions to this plan were $905,000 in 1999 and are included in general and administrative expense. In 1999, the Company amended the plan to eliminate the Company match and supplemental contributions beginning in 2000.

(6)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is party to stand-by letters of credit with off-balance sheet risk. The Company's exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amount of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 31, 2000 are $14.2 million.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



(7)  RELATED PARTY TRANSACTIONS

       Leases
       ------

         The Company leases its corporate headquarters under a long-term operating lease agreement with a partnership owned by a Company and Parent Director and former majority Parent stockholder. The current lease, dated December 21, 1998, replaced a previous lease agreement with the same partnership. The Company also leased two commissary locations from partnerships owned by this Company and Parent Director and former majority Parent stockholder and his family during 1997 and until August 1998 when the Company purchased the commissaries and terminated the respective leases. Total lease expense for the aforementioned leases was $4.4 million, $4.4 million and $13.6 million for 2000, 1999 and 1998, respectively, the majority of which is included in general and administrative expense.

         Aggregate future commitments under these leases are as follows (in thousands):

                         2001                       $ 4,486
                         2002                         4,606
                         2003                         4,544
                         Thereafter                       -
                                                    -------
                                                    $13,636
                                                    =======

     Charitable Contributions
     ------------------------

         In 1998, the Company made contributions of approximately $7.7 million to a charitable foundation founded and operated by a Company and Parent Director and former majority Parent stockholder. There were no Company contributions made to this foundation in 2000 or 1999.

     Covenant Not-to-Compete
     -----------------------

         As part of the Recapitalization, the Parent entered into a covenant not-to-compete with a Company and Parent Director and former Parent majority stockholder. The Parent contributed this asset to the Company during 1998. The Company has capitalized the $50.0 million paid in consideration for the covenant not-to-compete and is amortizing this amount over the three-year term of the covenant using an accelerated amortization method. Amortization expense was approximately $10.9 million, $32.5 million and $1.3 million in 2000, 1999 and 1998, respectively.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



      Management Agreement and Consulting Services
      --------------------------------------------

         As part of the Recapitalization, the Parent and its subsidiaries
           (collectively, the Group) entered into a management agreement with an affiliate of a stockholder of the Parent to provide the Group with certain management services. The Company is committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. In addition to the management services, the Company engaged another affiliate to provide consulting services during 2000 and 1999. In 2000, the Company incurred $2.0 million for management services and $688,000 for consulting services. In 1999, the Company incurred $2.0 million for management services and $2.2 million for consulting services. Furthermore, the Group must allow the affiliate to participate in the negotiation and consummation of future senior financing and pay the affiliate a fee, as defined in the management agreement.

      Shareholder Indemnification of Legal Settlement
      -----------------------------------------------

         In 2000, the Company settled a lawsuit that was outstanding at January
           2, 2000 in which the Company agreed to pay the plaintiffs $5.0 million for a full release of all related claims. This amount was recorded in general and administrative expense in 1999. The Company also recorded a related $1.8 million benefit for income taxes. Additionally, a Company and Parent Director and former majority Parent stockholder agreed to indemnify the Parent and paid the Parent $4.0 million in 2000. The Parent then contributed the $4.0 million to the Company. The Company recorded the $4.0 million as a capital contribution as of January 2, 2000.

(8)  RESTRUCTURING

         In 1999, the Company recognized approximately $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million. The staff reduction costs were incurred during the second, third and fourth quarters, in connection with the reduction of 90 corporate and administrative employees. As of December 31, 2000, the Company had paid substantially all of the staff reduction costs.

         The exit costs were recorded in the fourth quarter of 1999 in connection with the planned closure and relocation of 50 specifically identified Company-owned stores. The exit cost liability is comprised of the operating lease obligations after the expected closure dates and related leased premises restoration costs. As of December 31, 2000, approximately $600,000 of the exit cost liabilities had been paid. Management expects that additional exit cost liabilities of approximately $744,000 will be paid as relocation obligations become due.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



(9) SEGMENT INFORMATION

         The Company has three reportable segments as determined by management using the "management approach" as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) Domestic Stores, (2) Domestic Distribution and (3) International. The Company's operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes Company operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment includes the distribution of food, equipment and supplies to franchised and Company-owned stores throughout the contiguous United States. The International segment primarily includes Company operations related to its franchising business in foreign and non-contiguous United States markets and its food distribution business in Canada, France, Alaska and Hawaii.

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA.

         The tables below summarize the financial information concerning the Company's reportable segments for 2000, 1999 and 1998. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The "Other" column as it relates to EBITDA information below primarily includes corporate headquarter costs that management does not allocate to any of the reportable segments and in 1998 included a Company and Parent Director and former majority Parent stockholder's salary and charitable contributions. The "Other" column as it relates to capital expenditures primarily includes capitalized software and leasehold improvements that management does not allocate to any of the reportable segments. All amounts presented below are in thousands.

                                    Domestic    Domestic                   Intersegment
                                     Stores   Distribution  International    Revenues       Other      Total
                                    --------  ------------  -------------  -------------  ---------  ----------
         Revenues-
           2000                     $498,579      $707,224        $63,405     $(103,128)  $      -   $1,166,080
           1999                      494,796       704,970         58,402      (101,529)         -    1,156,639
           1998                      521,635       716,802         56,022      (117,681)         -    1,176,778

         EBITDA-
           2000                      132,859        35,681         15,190             -    (36,434)     147,296
           1999                      138,101        29,302         11,513             -    (47,861)     131,055
           1998                      123,467        17,972          9,656             -    (56,133)      94,962

         Capital
          Expenditures-
           2000                       17,439         7,720          1,393             -     11,351       37,903
           1999                       11,333         5,319            985             -     10,245       27,882
           1998                       20,564         6,439            249             -     21,107       48,359

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



         The following table reconciles total EBITDA to consolidated income before provision (benefit) for income taxes and extraordinary item:


                                                                            2000            1999             1998
                                                                          --------        --------         --------
                     Total EBITDA                                         $147,296        $131,055         $ 94,962
                     Depreciation and amortization                         (33,604)        (51,743)         (23,123)
                     Interest expense                                      (75,217)        (74,116)          (7,051)
                     Interest income                                         3,961             992              730
                     Legal settlement expense indemnified by a
                       Parent stockholder                                        -          (4,000)               -
                     Gain (loss) on sale of plant and equipment             (1,338)            316           (1,570)
                                                                          --------        --------         --------
                     Income before provision (benefit)
                       for income taxes and extraordinary item            $ 41,098        $  2,504         $ 63,948
                                                                          ========        ========         ========


         The following table presents the Company's identifiable asset information for 2000 and 1999 and a reconciliation to total consolidated assets:

                                                                                           2000             1999
                                                                                         --------          --------
                   Domestic Stores                                                       $146,553          $139,119
                   Domestic Distribution                                                   57,673            58,949
                                                                                         --------          --------
                   Contiguous United States                                               204,226           198,068
                   International                                                           17,542            15,966
                   Unallocated Assets                                                     147,861           167,096
                                                                                         --------          --------
                   Total Consolidated Assets                                             $369,629          $381,130
                                                                                         ========          ========

         Unallocated assets include assets that management does not attribute to the reportable segments above and primarily includes investments in marketable securities, deferred financing costs, deferred income taxes, the covenant not-to-compete obtained as part of the Recapitalization and capitalized software.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



(10) PERIODIC FINANCIAL DATA
      (Unaudited; in thousands)

         The Company's convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter presented consists of sixteen or seventeen weeks depending on the number of weeks in the fiscal year (Note 1).

                                                                                              Sixteen
                                                             Twelve Weeks Ended             Weeks Ended
                                                    ------------------------------------   --------------
                                                    March 26,  June 18,     September 10,    December 31,
                                                       2000      2000           2000             2000
                                                    ---------  --------     ------------   --------------
           Total revenues                            $266,918  $266,890       $267,826           $364,446
           Income before provision
             (benefit) for income taxes
             and extraordinary item                     8,803     9,509          8,663             14,123
           Net income                                   5,047     5,420          4,758(6)           9,981(7)

                                                                                              Sixteen
                                                             Twelve Weeks Ended             Weeks Ended
                                                    ------------------------------------   --------------
                                                    March 28,  June 20,     September 12,    January 2,
                                                       1999      1999           1999             2000
                                                    ---------  --------     ------------   --------------
           Total revenues                            $260,768  $256,112         $271,903         $367,856
           Income (loss) before provision
             (benefit) for income taxes                   381     2,857(1)         1,432(2)        (2,166)(3)
           Net income (loss)                              229     4,347(4)           754           (3,245)(5)

         (1)  Includes $1.6 million of restructuring charges.
         (2)  Includes $2.0 million of restructuring charges.
         (3) Includes $4.0 million of restructuring charges and $5.0 million relating to the settlement of a lawsuit subsequent to yearend.
         (4) Includes $2.9 million state tax reserve reversal, net of federal tax.
         (5) Includes $1.0 million net tax provision resulting from S to C Corporation conversion.
         (6)  Includes $181,000 extraordinary loss on debt extinguishment.
         (7)  Includes $362,000 extraordinary gain on debt extinguishment.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                  (Continued)



(11) PRO FORMA FINANCIAL DATA
      (Unaudited; In thousands)

         The following unaudited pro forma financial data is presented to illustrate the estimated effects on net income if the Company had not elected S Corporation status for substantially all of 1998. Management estimates that the provision for income taxes would have increased and net income would have decreased by approximately $36.8 million in 1998 had the Company remained a C Corporation for that period.

                                                                        1998               1998
                                                                      Company            Pro Forma            1998
                                                                     Historical         Adjustments        Pro Forma
                                                                ------------------  -----------------  ----------------
            Total revenues                                              $1,176,778           $      -        $1,176,778
            Income before provision (benefit) for income taxes              63,948                  -            63,948
            Provision (benefit) for income taxes                           (12,928)            36,805            23,877
                                                                ------------------  -----------------  ----------------

               Net income                                               $   76,876           $(36,805)       $   40,071
                                                                ==================  =================  ================

               Comprehensive income                                     $   76,365           $(36,636)       $   39,729
                                                                ==================  =================  ================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                   Part III

Item 10. Directors and Executive Officers of the Registrant.

         The following is a list of directors for each of TISM and Domino's. All directors of TISM and Domino's serve until a successor is duly elected and qualified or until the earlier of his or her death, resignation or removal. There are no family relationships between any of the directors or executive officers of TISM, Domino's or Domino's Pizza LLC ("Domino's Pizza", Domino's operating subsidiary).

              Name                         Age
              ----                         ---
David A. Brandon *                         48
Andrew B. Balson                           34
Christopher C. Behrens                     40
Thomas S. Monaghan                         63
Mark E. Nunnelly                           42
Robert M. Rosenberg                        63
Robert F. White                            45
*Chairman of the Board of Directors

         The following is a list of each person who is an executive officer of one or more of Domino's, TISM and Domino's Pizza. The executive officers of TISM, Domino's and Domino's Pizza are elected by and serve at the discretion of their respective Board of Directors.

              Name                         Age                                   Position
              ----                         ---                                   --------
David A. Brandon                           48           Chief Executive Officer of each of TISM, Domino's and
                                                        Domino's Pizza
Harry J. Silverman                         42           Chief Financial Officer, Executive Vice President ("EVP"),
                                                        Finance of Domino's Pizza; Vice President and Treasurer of
                                                        each of TISM and Domino's.
Patricia A. Wilmot                         52           EVP, PeopleFirst of Domino's Pizza
Patrick Knotts                             46           EVP, Flawless Execution - Corporate of Domino's Pizza
Hoyt D. Jones, III                         43           EVP, Flawless Execution - Franchise of Domino's Pizza
J. Patrick Doyle                           37           EVP, International of Domino's Pizza and interim EVP -
                                                        Build the Brand
Michael D. Soignet                         41           EVP, Maintain High Standards - Distribution of Domino's
                                                        Pizza
Elisa D. Garcia C.                         43           EVP, General Counsel and Secretary of Domino's Pizza,
                                                        Secretary of each of TISM and Domino's
James G. Stansik                           45           Special Assistant to the Chairman and Chief Executive
                                                        Officer
Timothy J. Monteith                        48           Chief Information Officer of Domino's Pizza

         David A. Brandon has served as Chairman, Chief Executive Officer and as a Director of TISM and Domino's since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino's Pizza since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis Communications, Inc., a company in the sales promotion and couponing industries, from 1991 to 1998 and Chairman of the Board of Directors of Valassis Communications, Inc. from 1997 to 1998.

         Andrew B. Balson has served as a Director of each of TISM and Domino's since March 1999. Mr. Balson has been a Managing Director of Bain Capital since January 2001. Mr. Balson became a Partner of Bain Capital in June 1998, prior to which he was an Associate from 1996 to 1998. From 1994 to 1996, Mr. Balson was a consultant at Bain & Company. Mr. Balson serves on the Board of Managers of Anthony Crane Rental, L.P. and the Board of Directors of Odwalla, Inc.

         Christopher C. Behrens has served as a Director of each of TISM and Domino's since October 1999. Mr. Behrens has been General Partner of JP Morgan Capital Partners, LLC and its predecessor, Chase Capital Partners since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice President in Chase's Merchant Banking Group. Mr. Behrens serves on the Board of Directors of several companies, including Patina Oil & Gas Corporation, and Portola Packaging Inc. as well as a number of private companies.

         Thomas S. Monaghan founded Domino's Pizza in 1960 and served as its President and Chief Executive Officer through July 1989 and from December 6, 1991 to December 21, 1998. Mr. Monaghan now serves as a Director of each of TISM and Domino's. Mr. Monaghan has served as a Director of TISM since 1960 and as a Director of Domino's since February 1999. Mr. Monaghan serves on the Board of Directors of several private companies and non-profit organizations.

         Mark E. Nunnelly has served as a Director of TISM since December 21, 1998 and as a Director of Domino's since February 1999. Mr. Nunnelly has been a Managing Director of Bain Capital since 1990. Prior to that time, Mr. Nunnelly was a Partner of Bain & Company, where he managed several relationships in the manufacturing sector, and was employed by Procter & Gamble Company Inc. in product management. Mr. Nunnelly serves on the Board of Directors of CTC Communications, Inc. and DoubleClick, Inc., as well as a number of private companies.

         Robert M. Rosenberg has served as a Director of each of TISM and Domino's since April 1999. Mr. Rosenberg served as President and Chief Executive Officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA is comprised of Dunkin' Donuts, Baskin-Robbins and Togo's Eateries. Mr. Rosenberg also serves on the Board of Directors of Sonic Industries, Inc.

         Robert F. White has served as a Director of TISM since December 21, 1998 and as a Director of Domino's since February 1999. Mr. White joined Bain Capital at its inception in 1984. He has been a Managing Director since 1985. Mr. White has served as the Chief Financial Officer and a founder of MediVision, a medical services company founded and financed by Bain Capital. Prior to joining Bain Capital, Mr. White was a Manager at Bain & Company and a Senior Accountant with Price Waterhouse LLP. Mr. White serves on the Board of Directors of Brookstone, Inc., as well as a number of private companies.

         Harry J. Silverman has served as Chief Financial Officer, Executive Vice President of Finance and as a Manager of Domino's Pizza since 1993. Mr. Silverman has served as Vice President of each of TISM and Domino's since December, 1998 and as Treasurer of each of TISM and Domino's since February 2000. Mr. Silverman joined Domino's Pizza in 1985 as Controller for the Chicago Regional Office. Mr. Silverman was named National Operations Controller in 1988 and later Vice President of Finance for Domino's Pizza. Mr. Silverman serves on the Board of Directors of Dynagen, Inc.

         Patricia A. Wilmot has served as Executive Vice President, PeopleFirst of Domino's Pizza since July 2000. Ms. Wilmot served as Vice President, Human Resources for Brach & Brock Confections from 1998 to July 2000 and as Vice President, Human and Strategic Planning for ACX Technologies from 1996 to 1998. Ms. Wilmot served as Senior Vice President of Human Resources for the Haagen-Dazs Company from 1993 to 1996.

         Patrick W. Knotts has served as Executive Vice President of Flawless Execution - Corporate of Domino's Pizza since January 2001. Mr. Knotts served as Senior Vice President of Operations for Mrs. Fields Original Cookie, Inc. from September 1996 to January 2001. Mr. Knotts served in various positions, including Executive Vice President of Operations, at Midial S.A. U.S. Retail Group from January 1992 to September 1996.

         Hoyt D. Jones, III has served as Executive Vice President, Flawless Execution - Franchise of Domino's Pizza since December 1999, prior to which he was Regional Vice President of Franchise Operations (Northeast) of Domino's Pizza since August, 1992. Mr. Jones joined Domino's Pizza in 1985.

         J. Patrick Doyle has served as Executive Vice President of International of Domino's Pizza since May 1999 and as interim Executive Vice President, Build the Brand since December 2000. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino's Pizza in 1997. From 1991 to 1997, Mr. Doyle served as Vice President and General Manager of Gerber Products Company for the United States baby food business and as Vice President and General Manager of their Canadian subsidiary.

         Michael D. Soignet has served as Executive Vice President of Maintain High Standards - Distribution of Domino's Pizza, overseeing global distribution center operations since 1993. Mr. Soignet joined the Company in 1981.

         Elisa D. Garcia C. has served as Executive Vice President, General Counsel of Domino's Pizza since April 2000. She has also served as Secretary of each of TISM, Domino's and Domino's Pizza since such date. Ms. Garcia was Regional Counsel for Philip Morris International Inc.'s northern Latin America Region from 1998 to April 2000, prior to which she was Assistant Regional Counsel for Latin America since 1994.

         James G. Stansik has served as Special Assistant to the Chairman and Chief Executive Officer since August 1999. Mr. Stansik also served as interim Executive Vice President, Flawless Execution - Corporate of Domino's Pizza from July 2000 through January 2001. Mr. Stansik was Senior Vice President of Franchise Administration from 1994 through August 1999. Mr. Stansik joined the Company in 1985.

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


Item 11.  Executive Compensation.

         The following table sets forth information concerning the compensation for the fiscal year ended December 31, 2000 of David A. Brandon, Chairman and Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   Long Term
                                                                                  Compensation
                                                                   Other           Securities
Name and                                                          Annual           Underlying        All Other
Principal Position            Year     Salary      Bonus(1)    Compensation(2)     Options(3)     Compensation(4)
------------------            ----     ------      --------    ---------------     ----------     ---------------
David A. Brandon -            2000    $600,000    $  805,000          35                    -            1,575
  Chairman and Chief          1999     475,385       712,500          22            1,512,516              842
  Executive Officer (5)

Harry J. Silverman            2000     309,122       345,696         105                    -            4,956
  Chief Financial             1999     264,373       311,167         115              550,000           41,599
  Officer, Executive          1998     268,578     3,076,538         866              111,111           55,656
  Vice President

Michael D. Soignet            2000     284,185       300,692          79                    -            4,346
  Executive Vice              1999     242,637       285,305         127              500,000           37,606
  President                   1998     246,496     1,832,497         912              111,111           59,276

J. Patrick Doyle              2000     241,885       275,473          15                    -            6,017
  Executive Vice              1999     196,158       232,660           3              250,000            4,200
  President                   1998     162,564        47,785           4                    -           21,909

James G. Stansik              2000     199,815       225,683          15                    -           12,503
  Special Assistant           1999     188,705       224,784           4              225,000           14,731
  to the CEO                  1998     185,922        60,982           4                    -           82,671

Cheryl A. Bachelder           2000     329,092             -          79                    -            5,535
  Former Executive Vice       1999     282,801       332,856          89              600,000           38,477
  President, Marketing        1998     287,300     1,805,657       1,103                    -           49,173
  And Product Development (6)

Patrick Kelly                 2000     223,547       120,776          44                    -         468,040
  Former Executive Vice       1999     255,322       300,514          60              250,000           6,205
  President, Corporate        1998     259,720     1,793,547       1,860              166,667           3,403
  Operations (6)

(1) These amounts for 1998 include bonuses of $1,637,697 for Ms. Bachelder, Mr. Kelly and Mr. Soignet and $2,851,078 for Mr. Silverman. Ms. Bachelder received her entire bonus at the closing of the recapitalization. Messrs. Silverman, Kelly and Soignet received a portion of their bonuses in cash at the closing of the recapitalization, and the receipt of the remaining portion of each other bonus was deferred under the Senior Executive Deferred Bonus Plan. See "Senior Executive Deferred Bonus Plan."

(2) These amounts include reimbursements during the fiscal year for the payment of taxes related to insurance premiums paid on behalf of the Named Executive Officers.

(3)      The options are for the purchase of common stock of TISM.

(4) These amounts primarily represent matching and supplemental contributions made by us pursuant to our deferred compensation plan in 1999 and 1998, contributions made under our 401(k) plan, automobile allowances and term life insurance premiums paid by the Company for the benefit of the Named Executive Officers.

(5) Mr. Brandon was elected Chairman and Chief Executive Officer on March 31, 1999.

(6) Ms. Bachelder and Mr. Kelly ceased employment with the Company during 2000. Included in All Other Compensation is approximately $321,000 in severance paid to Mr. Kelly in accordance with his employment agreement and approximately $142,000 paid to Mr. Kelly in accordance with his TISM Class L stock option agreement. Mr. Kelly also received $750,000 in bonus he had deferred at the time of the recapitalization.

Option Grants

         There were no option grants to Named Executive Officers during 2000.

Option Exercises and Fiscal Yearend Values

         The following table sets forth certain information concerning the number and value of unexercised stock options of TISM held by each of the Named Executive Officers as of December 31, 2000.

                         FISCAL YEAR-END OPTIONS VALUES

                                          Number of Securities                 Value of Unexercised
                                         Underlying Unexercised               In-The-Money Options At
                                       Options At Fiscal Year-End                 Fiscal Year-End
                                      Exercisable      Unexercisable        Exercisable       Unexercisable
         Name                              (#)               (#)                 ($)               ($)
         David A. Brandon                302,504          1,210,012                  -              -
         Harry J. Silverman (2)          231,111            330,000            122,109              -
         Michael D. Soignet (2)          211,111            300,000            122,109              -
         J. Patrick Doyle                100,000            150,000                  -              -
         James G. Stansik                 90,000            135,000                  -              -

(1) There was no public trading market for the common stock of TISM as of December 31, 2000. Accordingly, these values have been calculated on the basis of the fair market value of such securities on December 31, 2000, less the applicable exercise price.

(2) Messrs. Silverman and Soignet each have the option to purchase 11,111 of TISM's Class L common stock in addition to options to purchase TISM's Class A-3 common stock. Mr. Silverman has the option to purchase 550,000 Class A-3 shares and Mr. Soignet has the option to purchase 500,000 Class A-3 shares. The Class L options are fully vested as of December 31, 2000. The in-the-money value reported above represents the 12% Class L priority return compounded quarterly from the date of grant until December 31, 2000.

Compensation of Directors

         TISM and Domino's reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, TISM and Domino's may compensate independent members of the board of directors for services provided in such capacity. In April 1999, Mr. Rosenberg, an independent Director, was granted a stock option for 55,555 shares of TISM Class A-3 common stock. These options vest 20% annually beginning on March 31, 2000. As of December 31, 2000, these options were still held by Mr. Rosenberg.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

Consulting Agreement with Thomas S. Monaghan

         In connection with the closing of the recapitalization, Mr. Monaghan entered into a consulting agreement with Domino's Pizza (the Consulting Agreement). The Consulting Agreement has a term of ten years, is terminable by either the Company or Mr. Monaghan upon thirty days prior written notice, and may be extended or renewed by written agreement. Under the Consulting Agreement, Mr. Monaghan may be required to make himself available to Domino's Pizza on a limited basis. Mr. Monaghan will receive a retainer of $1.0 million for the first twelve months of the agreement and $0.5 million per year for the remainder of the term of the agreement. If we terminate the agreement for any reason, we are required to remit to Mr. Monaghan a lump sum payment within thirty days of the termination of the agreement in the full amount of the retainer payable for the remainder of the term of the Consulting Agreement. As a consultant, Mr. Monaghan is entitled to reimbursement of travel and other expenses incurred in performance of his duties but is not entitled to participate in any of our employee benefit plans or other benefits or conditions of employment available to our employees.

Employment Agreements

         Mr. Brandon is employed as Chief Executive Officer and Chairman pursuant to an employment agreement. Under the employment agreement, Mr. Brandon is entitled to receive an annual salary of $600,000 and is eligible for an annual bonus based on achievement of performance objectives. If Mr. Brandon is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for two years. If Mr. Brandon's employment is terminated by reason of physical or mental disability, he is entitled to receive continued salary less the amount of disability income benefits received by him and continued coverage under group medical plans for 18 months. Mr. Brandon is subject to certain non-competition, non-solicitation and confidentiality provisions.

          Each of the other Named Executive Officers is employed pursuant to a written employment agreement. The stated term of the employment agreement with Mr. Silverman concludes June 30, 2003, with Mr. Soignet concludes December 31, 2002, with Mr. Doyle concludes December 31, 2002 and with Mr. Stansik concludes June 30, 2002. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary. Each of the above Named Executive officers is also eligible to receive an annual formula bonus based on achievement of performance objectives and a discretionary bonus. Each of the Named Executive Officers' employment agreement contains a clause allowing for an automatic one-year renewal of such agreement.

         If the employment of any of the above Named Executive Officers is terminated other than for cause or resigns voluntarily for good reason, the affected Named Executive Officer is entitled continue to receive his or her salary for the remainder of the stated term. If the employment of any of the above Named Executive Officers is terminated by reason of physical or mental disability, he or she is entitled to receive continued salary less the amount of disability income benefits received by him or her and continued coverage under group medical plans for 18 months. Each of the Named Executive Officers is subject to certain non-competition, non-solicitation and confidentiality provisions. The employment agreements with certain of the above Named Executive Officers provides for the waiver of any and all rights and benefits to which he or she was entitled under the August 4, 1998 Severance Agreements to which each of the above Named Executive Officers and Domino's Pizza are party and expressly provides for the termination of such severance agreements.

Deferred Compensation Plan

         Domino's Pizza has adopted a Deferred Compensation Plan for the benefit of certain of its executive and managerial employees, including certain of the Named Executive Officers. Under the plan, eligible employees are permitted to defer up to 40% of their compensation. In 1999, Domino's Pizza was required to match 30% of the amount deferred by a participant under the plan with respect to the first 15%, 20% or 25% of the participant's compensation, depending on the employee. In addition, in 1999, Domino's Pizza made a supplemental contribution, in addition to the matching contribution, of 10% of the deferred amounts. In December 1999, we amended the plan to eliminate the matching requirement and the supplemental contribution beginning in 2000. The amounts under the plan are required to be paid out upon termination of employment or a change in control of Domino's Pizza.

Senior Executive Deferred Bonus Plan

         Prior to the recapitalization, Domino's Pizza entered into bonus agreements with Messrs. Silverman, Soignet and Patrick Kelly, former Executive Vice President - Corporate. The bonus agreements, as amended, provided for bonus payments, a portion of which were payable in cash upon the closing of the recapitalization and a portion of which were deferred under the Senior Executive Deferred Bonus Plan. Domino's Pizza adopted a Senior Executive Deferred Bonus Plan, effective December 21, 1998, which established deferred bonus accounts for the benefit of the three executives listed above. Domino's Pizza must pay the deferred amounts in each account to the respective executive upon the earlier of
(i) a change of control, (ii) a qualified public offering, (iii) the cancellation or forfeiture of stock options held by such executive or (iv) ten years and 180 days after December 21, 1998. If the board of directors of Domino's Pizza terminates the plan, it may pay the amounts in the deferred bonus accounts to the participating executives at that time or make the payments as if the plan had continued to be in effect. Mr. Kelly was paid his deferred bonus during 2000.

Compensation Committee Interlocks and Insider Participation

         The Company does not have a compensation committee. Compensation decisions for 2000 regarding the Company's executive officers were made by the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         All of Domino's issued and outstanding common stock is owned by TISM. The issued and outstanding capital stock of TISM consists of (i) 50,012,484 shares of Class A Common Stock, of which 9,641,874 shares are of Class A-1 Common Stock, par value $0.001 per share, 9,866,633 shares are Class A-2 Common Stock, par value $0.001 per share, and 30,503,977 shares are Class A-3 Common Stock, par value $0.001 per share, (ii) 5,534,708 shares of Class L Common Stock, par value $0.001 per share, and (iii) 1,002,155 shares of 11.5% Cumulative Preferred Stock. Only the shares of Class A-1 Common Stock have voting rights. The Class L Common Stock is identical to the Class A Common Stock except that the Class L Common Stock is nonvoting and is entitled to a preference over the Class A Common Stock, with respect to any distribution by TISM to holders of its capital stock, equal to the original cost of such share plus an amount which accrues at a rate of 12% per annum, compounded quarterly. The Class L Common Stock is convertible upon an initial public offering, or certain other dispositions, of TISM into Class A Common Stock upon a vote of the board of directors of TISM. The Cumulative Preferred Stock has no voting rights except as required by law.

         The following table sets forth information with respect to ownership of TISM Class A-1 Common Stock as of March 1, 2001 (i) by each person known to the Company to own beneficially more than 5% of such class of securities, and (ii) by each Director and Named Executive Officer, and all Directors and Executive Officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

                                               Amount and Nature of           Percentage of Outstanding
Name and Address                               Beneficial Ownership               Voting Securities
----------------                               --------------------               -----------------
Principal Stockholders:

Bain Capital Funds                                  4,724,518 (1)                       49.0%
c/o Bain Capital, Inc.
Two Copley Place
Boston, Massachusetts 02116

Thomas S. Monaghan+                                 3,500,000 (2)                       36.3%
24 Frank Lloyd Wright Drive
Ann Arbor, Michigan 48106

Directors and Named Executive Officers:

David A. Brandon*+                                         --                             --

Harry J. Silverman*                                        --                             --

Michael D. Soignet*                                        --                             --

J. Patrick Doyle*                                          --                             --

James G. Stansik*                                          --                             --

Cheryl A. Bachelder*                                       --                             --

Patrick Kelly*                                             --                             --

Andrew B. Balson+                                      36,264 (3)                         **

Thomas S. Monaghan+                                 (See above)

Mark E. Nunnelly+                                     252,430 (4)                        2.6%

Christopher C. Behrens+                               472,452 (5)                        4.9%

Robert F. White+                                      252,430 (6)                        2.6%

Robert M. Rosenberg+                                                                      --

All Directors and Executive                                                             44.2%
Officers as a Group (16 Persons)

+        Director
*        Named Executive Officer
**       Less than one percent.

(1) Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Bain Capital Fund VI, L.P. ("Fund VI"), whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors VI, Inc., a Delaware corporation wholly owned by W. Mitt Romney, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Bain Capital VI Coinvestment Fund ("Coinvest Fund"), whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors VI, Inc., a Delaware corporation wholly owned by W. Mitt Romney, (iii) 96,419 shares of Class A-1 Common Stock owned by Sankaty High Yield Asset Partners, L.P. ("Sankaty"), whose sole general partner is Sankaty High Yield Asset Investors, LLC, whose managing member is Sankaty High Yield Asset Investors, Ltd., a Bermuda corporation wholly owned by W. Mitt Romney, (iv) 385,675 shares of Class A-1 Common Stock owned by Brookside Capital Partners Fund, L.P. ("Brookside"), whose sole general partner is Brookside Capital Investors, L.P., whose sole general partner is Brookside Capital Investors, Inc., a Delaware corporation wholly owned by W. Mitt Romney,
         (v) 6,164 shares of Class A-1 Common Stock owned by PEP Investments PTY Ltd. ("PEP"), whose controlling persons are Timothy J. Sims, Richard J. Gardell, Simon D. Pillar and Paul J. McCullagh, (vi) 161,215 shares of Class A-1 Common Stock owned by BCIP Associates II ("BCIP II"), whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney, (vii) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust Associates II, L.P.("BCIP Trust II"), whose general partner is Bain Capital, Inc., a Delaware corporation wholly owned by
         W. Mitt Romney, (viii) 26,043 shares of Class A-1 Common Stock owned by BCIP Associates II-B ("BCIP II-B"), whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney,
         (ix) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust Associates II-B, L.P. ("BCIP Trust II-B"), whose general partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney, and (x) 50,349 shares of Class A-1 Common Stock owned by BCIP Associates II-C ("BCIP II-C" and collectively with BCIP II, BCIP Trust II, BCIP II-B and BCIP Trust II-B, the "BCIPs" and the BCIPs, Fund VI, Coinvest Fund, Sankaty, Brookside and PEP, collectively, the "Bain Capital funds"), whose managing partner is Bain Capital, Inc., a Delaware corporation wholly owned by W. Mitt Romney.

(2)      Includes shares of Class A-1 Common Stock owned by Mrs. Monaghan.

(3) Consists of (i) 26,043 shares of Class A-1 Common Stock owned by BCIP II-B, a Delaware general partnership of which Mr. Balson is a general partner, and (ii) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust II-B, a Delaware limited partnership of which Mr. Balson is a general partner. Mr. Balson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

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

(5) Mr. Behrens is a partner of JP Morgan Capital Partners LLC, the general partner of Chase Equity Associates, L.P. Chase Equity Associates, L.P. is a shareholder in DP Investors I, LLC which holds 472,452 shares of Class A-1 Common Stock. Accordingly, Mr. Behrens may be deemed to beneficially own shares beneficially owned by JP Morgan Capital Partners through DP Investors I, LLC. Mr. Behrens disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

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

Management Agreement

         In connection with the recapitalization, TISM and certain of its direct and indirect subsidiaries entered into a management agreement with Bain Capital Partners VI, L.P. pursuant to which it provides financial, management and operation consulting services. In exchange for such services, Bain Capital Partners VI, L.P. is entitled to an annual management fee of $2.0 million plus the reasonable out-of-pocket expenses of Bain Capital Partners VI, L.P. and its affiliates. In addition, in exchange for assisting the Company in negotiating the senior financing for any recapitalization, acquisition or other similar transaction, Bain Capital Partners VI, L.P. is entitled to a transaction fee equal to 1% of the gross purchase price, including assumed liabilities, for such transaction, irrespective of whether such senior financing is actually committed or drawn upon. In connection with the recapitalization, Bain Capital Partners VI, L.P. received a fee of $11.75 million. The management agreement will continue in effect as long as Bain Capital Partners VI, L.P. continues to provide such services. The management agreement, however, may be terminated (i) by mutual consent of the parties, (ii) by either party following a material breach of the management agreement by the other party and the failure of such other party to cure the breach within thirty days of written notice of such breach or (iii) by Bain Capital Partners VI, L.P. upon sixty days written notice. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners VI, L.P. and its affiliates.

Consulting and Service Agreements

         The Company engaged a Bain Capital affiliate to provide consulting services during 2000 and 1999. In 2000, the Company incurred $688,000 for consulting services. In 1999, the Company incurred $2.2 million for consulting services. Additionally, we entered into an agreement during 2000 under which the Company is committed to pay a Bain Capital affiliate approximately $500,000 during 2001 for marketing and advertising services. We believe that all fees paid and committed to are no less favorable than fees paid or payable to an unrelated third party for similar services.

Shareholder Indemnification of Legal Settlement

         In 2000, the Company settled a lawsuit in which the Company paid the plaintiffs $5.0 million for a full release of all related claims. Thomas S. Monaghan agreed to indemnify TISM for $4.0 million of this legal settlement. Mr. Monaghan paid $4.0 million to the Company in 2000.

Covenant not-to-compete

         In connection with the recapitalization, TISM entered into a 3-year covenant not-to-compete with Thomas S. Monaghan. TISM paid Mr. Monaghan $50.0 million for this covenant not-to-compete in 1998.

Lease Agreement

         In connection with the recapitalization, Domino's entered into a new lease agreement with Domino's Farms Office Park Limited Partnership with respect to its executive offices, world headquarters and Michigan distribution center. The lease provides for lease payments of $4.3 million in the first year, increasing annually to approximately $4.7 million in the fifth year. Thomas S. Monaghan, who is a director of TISM and Domino's, is the ultimate general partner of Domino's Farms Office Park Limited Partnership. We believe that this lease is on terms no less favorable than are obtainable from unrelated third parties.

Sale of Assets

         Domino's Pizza entered into a Sale of Assets Agreement dated October 14, 2000, with Michna, Inc.("Buyer"), a Michigan corporation, pursuant to which it sold the assets used in the operation of fourteen (14) Company-owned stores in the Detroit, Michigan market and eighteen (18) Company-owned stores in the Nashville, Tennessee market (including a store in Scottsville, KY) and the obligation to assume the leases for three (3) additional store locations in the Nashville area that were under lease and/or construction at the time of closing. Patrick Kelly, a Named Executive Officer is the controlling owner and chief executive and operating officer of the Buyer. The Buyer will continue to operate the stores as a franchisee of Domino's Pizza.

         The sales price, after adjustments, was approximately $5.6 million, which was funded through cash and a secured promissory note, in the amount of approximately $4.4 million (the "Note"). The Note is personally guaranteed by Patrick Kelly and Buyer's obligations under the Note are secured by a lien on the assets of the stores being transferred in the transaction.

         Mr. Kelly executed and delivered to Domino's Pizza a Release and Mutual Termination of Contracts by which he released any and all claims against Domino's Pizza and its related companies and terminated existing agreements between Domino's Pizza and Mr. Kelly (including employment agreements).

         Mr. Kelly and all business entities owned or controlled by him also entered into a Requirements and Profit Sharing Agreement requiring the purchase of food and supplies from Domino's Pizza for a period of five (5) years. The agreement is substantially the same as the agreement entered into with other franchisees.

                                     Part IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements: The following financial statements of Domino's, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

               Report of Independent Auditors

               Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000
               Consolidated Statements of Income for the Years Ended
                  December 31, 2000, January 2, 2000, and January 3, 1999

               Consolidated Statements of Comprehensive Income for the Years
                  Ended December 31, 2000, January 2, 2000, and January 3, 1999

               Consolidated Statements of Stockholder's Equity (Deficit) for the
                  Years Ended December 31, 2000, January 2, 2000, and January 3, 1999

               Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 2000, January 2, 2000, and January 3, 1999

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

Exhibit
Number    Description
------    -----------

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

3.1       Domino's, Inc. Amended and Restated Certificate of
          Incorporation (Form S-4 Registration Statement filed March 22,
          1999).

3.2       Domino's, Inc. Amended and Restated By-Laws (Form S-4
          Registration Statement filed March 22, 1999).

3.3 Domino's Pizza, Inc. Restated Articles of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.4 Domino's Pizza, Inc. By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.5 Domino's Pizza PMC, Inc. Articles of Incorporation (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.6 Domino's Pizza PMC, Inc. By-Laws (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

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

3.11 Domino's Pizza International Payroll Services, Inc. Articles of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.12 Domino's Pizza International Payroll Services, Inc. By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.13 Domino's Pizza-Government Services Division, Inc. Articles of Incorporation (Form S-4 Registration Statement filed March 22,
          1999).

3.14 Domino's Pizza-Government Services Division, Inc. By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.15 Domino's Pizza LLC Articles of Organization (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.16 Domino's Pizza LLC By-laws (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.17 DP CA COMM, Inc. Articles of Incorporation (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.18 DP CA COMM, Inc. By-laws (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.19 DP CA CORP, Inc. Articles of Incorporation (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.20 DP CA CORP, Inc. By-laws (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.21      Domino's Pizza California LLC Articles of Organization
          (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.22 Domino's Pizza California LLC Operating Agreement (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

3.23 Domino's Pizza NS Co. Articles of Association (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

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

10.6 Senior Executive Deferred Bonus Plan of Domino's, Inc. dated as of December 21, 1998 (Form S-4 Registration Statement filed March 22, 1999).

10.7 Domino's Pizza, Inc. Deferred Compensation Plan adopted effective January 4, 1999 (Form S-4 Registration Statement filed March 22, 1999).

10.8 Domino's Pizza, Inc. Amendment to the Deferred Compensation Plan (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.9 Employment Agreement dated as of December 14, 1999 between Harry Silverman and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.10 Employment Agreement dated as of December 14, 1999 between Cheryl Bachelder and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.11 Employment Agreement dated as of December 14, 1999 between James Stansik and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.12 Employment Agreement dated as of December 14, 1999 between Michael Soignet and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.13 Employment Agreement dated as of December 14, 1999 between Hoyt Jones and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.14 Employment Agreement dated as of December 14, 1999 between J. Patrick Doyle and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

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

10.21     Employment Agreement dated as of March 31, 1999 between David
          A. Brandon and TISM, Inc., Domino's Inc. and Domino's Pizza, Inc. (Form S-4 Registration Statement filed March 22, 1999).

10.22 Employment Agreement dated as of January 2, 2000 between Patrick Kelly and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.23     TISM, Inc. Third Amended and Restated Stock Option Plan
          (Exhibit to our Annual Report on Form 10-K for the fiscal year ended January 2, 2000 is incorporated herein by reference).

10.24     Employment Agreement dated as of April 1, 2000 between
          Domino's Pizza, Inc. and Elisa D. Garcia C. (Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2000 is incorporated herein by reference).

10.25 First Amendment to the TISM, Inc. Third Amended and Restated Stock Option Plan (Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2000 is incorporated herein by reference).

10.26 Employment Agreement dated as of July 10, 2000 between Domino's Pizza LLC and Patricia A. Wilmot (Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 10, 2000 is incorporated herein by reference).

10.27 Supplemental Indenture dated as of June 7, 2000 (Exhibit to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 18, 2000 is incorporated herein by reference).

10.28 First Amendment, dated as of February 10, 1999, to Credit Agreement, dated as of December 21, 1998, as amended

10.29     Second Amendment, dated as of April 16, 1999, to Credit
          Agreement, dated as of December 21, 1998, as amended

10.30     Third Amendment, dated as of July 17, 2000, to Credit
          Agreement, dated as of December 21, 1998, as amended (Exhibit to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 10, 2000 is incorporated herein by reference).

10.31 Employment Agreement dated as of December 31, 2000 between Domino's Pizza LLC and Patrick Knotts.

10.32 Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino's Farms Office Park Limited Partnership and Domino's Pizza, Inc.

10.33 Settlement Letter, dated March 23, 2000, between TISM, Inc. and Thomas S. Monaghan

21.1      Domino's, Inc. subsidiaries

99.1      Risk Factors

-------------


(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 2000.

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

                    Report of Independent Public Accountants


To Domino's, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Domino's, Inc. and Subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated January 30, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Detroit, Michigan,                                      /s/ ARTHUR ANDERSEN LLP
  January 30, 2001.

SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS

                         DOMINO'S, INC. and SUBSIDIARIES

                             (Dollars In Thousands)


                                                 Balance                * Additions /                    Balance
                                                Beginning   Provision    Deductions       Translation    End of
                                                 of Year    (Benefit)   from Reserves     Adjustments     Year
                                                 -------    ---------   -------------     -----------     ----
Allowance for doubtful accounts receivable
     2000                                         2,444       1,996           (827)          (52)         3,561
     1999                                         2,794         905         (1,242)          (13)         2,444
     1998                                         3,978         174         (1,362)            4          2,794


Allowance for doubtful notes receivable
     2000                                         3,537         205           (601)            -          3,141
     1999                                         3,165       1,066           (694)            -          3,537
     1998                                         5,708      (3,386)           837             6          3,165

-----------

* Consists primarily of write-offs and recoveries of bad debts

Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 28th day of March, 2001.

                                                DOMINO'S, INC.



                                                 /s/ Harry J. Silverman
                                                --------------------------
                                                Harry J. Silverman
                                                Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2001.


/s/  David A. Brandon             Chairman, CEO and Director
-----------------------------     (Principal Executive Officer)
David A. Brandon


/s/  Harry J. Silverman           Chief Financial Officer
-----------------------------     (Principal Financial and Accounting Officer)
Harry J. Silverman


/s/  Andrew B. Balson
-----------------------------
Andrew B. Balson                  Director


/s/  Christopher C. Behrens
-----------------------------
Christopher C. Behrens            Director


/s/  Thomas S. Monaghan
-----------------------------
Thomas S. Monaghan                Director


/s/  Mark E. Nunnelly
-----------------------------
Mark E. Nunnelly                  Director


/s/  Robert M. Rosenberg
-----------------------------
Robert M. Rosenberg               Director


/s/  Robert F. White
-----------------------------
Robert F. White                   Director