Form 10-Q
period 2001-03-25
DOMINOS INC
filed 2001-05-08
CIK 1079458

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 25, 2001
                                                --------------

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

                            Yes [X]        No [_]

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 10 shares.

                                Domino's, Inc.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                               Page No.
                                                                              --------
Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets -
                     March 25, 2001 and December 31, 2000                            3

                    Condensed Consolidated Statements of Income -
                     Fiscal quarter ended March 25, 2001 and
                     March 26, 2000                                                  4

                    Condensed Consolidated Statements of Cash Flows -
                     Fiscal quarter ended March 25, 2001 and
                     March 26, 2000                                                  5

                    Notes to Condensed Consolidated Financial Statements             6

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                      7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                10


PART II.  OTHER INFORMATION                                                         11

SIGNATURES                                                                          11

PART I.   FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Domino's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

(In thousands)                                    March 25, 2001       December 31, 2000
Assets                                              (Unaudited)              (Note)
                                                  --------------       -----------------
Current assets:
     Cash                                         $       20,743        $       25,136
     Accounts receivable                                  50,743                48,682
     Notes receivable                                      3,465                 3,833
     Inventories                                          16,402                19,086
     Prepaid expenses and other                            6,920                 6,580
     Deferred income taxes                                 9,290                 9,290
                                                  --------------        --------------
Total current assets                                     107,563               112,607
                                                  --------------        --------------

Property, plant and equipment:
     Land and buildings                                   14,890                14,917
     Leasehold and other improvements                     54,566                55,100
     Equipment                                           116,385               114,456
     Construction in progress                              6,147                 7,366
                                                  --------------        --------------
                                                         191,988               191,839
     Accumulated depreciation and amortization           106,474               106,526
                                                  --------------        --------------
Property, plant and equipment, net                        85,514                85,313
                                                  --------------        --------------

Other assets:
     Deferred income taxes                                71,391                71,253
     Deferred financing costs                             29,302                30,626
     Goodwill                                             14,464                14,944
     Covenants not-to-compete                              4,515                 5,851
     Capitalized software                                 29,891                27,388
     Other                                                20,611                21,647
                                                  --------------        --------------
Total other assets                                       170,174               171,709
                                                  --------------        --------------
Total assets                                      $      363,251        $      369,629
                                                  ==============        ==============

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt            $       19,440        $       21,482
     Accounts payable                                     33,396                38,335
     Insurance reserves                                    7,080                 6,793
     Accrued income taxes                                  7,362                 2,778
     Other accrued liabilities                            50,940                55,924
                                                  --------------        --------------
Total current liabilities                                118,218               125,312
                                                  --------------        --------------

Long-term liabilities:
     Long-term debt, less current portion                659,728               664,592
     Insurance reserves                                    8,872                 9,633
     Other accrued liabilities                            24,125                24,899
                                                  --------------        --------------
Total long-term liabilities                              692,725               699,124
                                                  --------------        --------------

Stockholder's deficit:
     Common stock                                              -                     -
     Additional paid-in capital                          120,202               120,202
     Retained deficit                                   (566,848)             (574,657)
     Accumulated other comprehensive income               (1,046)                 (352)
                                                  --------------        --------------
Total stockholder's deficit                             (447,692)             (454,807)
                                                  --------------        --------------
Total liabilities and stockholder's deficit       $      363,251        $      369,629
                                                  ==============        ==============

________
Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                        Fiscal Quarter Ended
                                      March 25,      March 26,
(In thousands)                          2001           2000
                                      ------------------------
Revenues:
  Corporate stores                    $  90,843      $  90,240
  Domestic franchise royalties           30,625         27,631
  Domestic distribution                 150,603        135,080
  International                          15,560         13,967
                                      ---------      ---------
Total revenues                          287,631        266,918
                                      ---------      ---------

Operating expenses:
  Cost of sales                         212,246        195,055
  General and administrative             46,543         46,121
                                      ---------      ---------
Total operating expenses                258,789        241,176
                                      ---------      ---------
Income from operations                   28,842         25,742

Interest income                             595            531
Interest expense                         16,591         17,470
                                      ---------      ---------
Income before provision
  for income taxes                       12,846          8,803

Provision for income taxes                5,037          3,756
                                      ---------      ---------

Net income                            $   7,809      $   5,047
                                      =========      =========

________
See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                        Fiscal Quarter Ended
                                                     March 25,        March 26,
                                                       2001             2000
                                                     ---------        ---------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities          $  10,262        $  10,968
                                                     ---------        ---------

Cash flows from investing activities:
  Purchases of property, plant and equipment,
    and franchise stores and commissaries               (9,735)         (10,972)
  Other                                                  2,001             (104)
                                                     ---------        ---------
Net cash used in investing activities                   (7,734)         (11,076)
                                                     ---------        ---------

Cash flows from financing activities:
  Repayments of long-term debt                          (6,900)          (9,475)
  Distributions                                              -             (338)
                                                     ---------        ---------
Net cash used in financing activities                   (6,900)          (9,813)
                                                     ---------        ---------

Effect of exchange rate changes on cash                    (21)             (46)
                                                     ---------        ---------
Decrease in cash                                        (4,393)          (9,967)

Cash, at beginning of period                            25,136           30,278
                                                     ---------        ---------

Cash, at end of period                               $  20,743        $  20,311
                                                     =========        =========

________
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

March 25, 2001

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 25, 2001 are not necessarily indicative of the results that may be expected for the year ended December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form 10-K.

2.   Change in accounting principle

On January 1, 2001, the Company adopted SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and two related Statements. The Company recorded a $2.7 million derivative asset upon adoption, reflecting the cumulative effect of this change in accounting principle relating to the fair value of our interest rate swaps.


3.   Comprehensive Income

                                                    Fiscal Quarter Ended
                                                   ----------------------
                                                   March 25,    March 26,
                                                     2001         2000
                                                   ----------------------
Net income                                         $   7,809    $   5,047
Cumulative effect of change in
  accounting principle                                 2,685            -
Unrealized loss on derivative instruments             (2,660)           -
Reclassification adjustment for gains
  included in net income                                (532)           -
Currency translation adjustment                         (187)         (89)
Unrealized loss on investments, net of tax                 -          (23)
                                                   ---------    ---------
Comprehensive income                               $   7,115    $   4,935
                                                   =========    =========

4.   Segment Information

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments.

                            Fiscal quarter ended March 25, 2001 and March 26, 2000
                            ------------------------------------------------------
               Domestic      Domestic                       Intersegment
                Stores     Distribution    International      Revenues       Other       Total
               --------    ------------    -------------    ------------    --------    --------
Revenues -
   2001        $121,468      $175,484        $ 15,560        $(24,881)      $      -    $287,631
   2000         117,871       158,543          13,967         (23,463)             -     266,918
EBITDA -
   2001          32,684         9,488           3,893               -         (9,314)     36,751
   2000          32,491         7,605           3,185               -        (10,026)     33,255

The following table reconciles total EBITDA to consolidated income before provision for income taxes.

                                            Fiscal quarter ended
                                           ----------------------
                                           March 25,    March 26,
                                             2001         2000
                                           ---------    ---------
Total EBITDA                               $  36,751    $  33,255
Depreciation and amortization                 (6,965)      (7,506)
Interest expense                             (16,591)     (17,470)
Interest income                                  595          531
Loss on sale of plant and equipment             (944)          (7)
                                           ---------     --------
Income before provision
   for income taxes                        $  12,846     $  8,803
                                           =========     ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The 2001 and 2000 first fiscal quarters referenced herein represent the twelve-week periods ended March 25, 2001 and March 26, 2000, respectively.

Results of Operations
---------------------

Revenues
--------

General. Revenues include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues increased 7.8% to $287.6 million in the first quarter of 2001, from $266.9 million for the comparable period in 2000. This increase in total revenues is due primarily to increased domestic distribution revenues and, to a lesser extent, increased revenues from domestic and international franchise royalties. These results are more fully described below.

Domestic Stores
---------------

Corporate Stores. Revenues from corporate store operations increased 0.7% to $90.8 million in the first quarter of 2001, from $90.2 million for the comparable period in 2000.

This increase in revenues is due primarily to an increase in same store sales offset in part by a decrease in the average number of Company-owned stores open during 2001 compared to the same period in 2000. Same store sales for Company-owned stores increased 8.2% for the first quarter of 2001, compared to the same period in 2000. The number of Company-owned stores was 605 and 662 as of March 25, 2001 and March 26, 2000, respectively. The average number of Company-owned stores open during the first quarter of 2001 decreased by 45 stores compared to the same period in 2000 primarily reflecting the strategic sales of certain Company-owned stores to franchisees.

Domestic Franchise. Revenues from domestic franchise operations increased 10.8% to $30.6 million in the first quarter of 2001, from $27.6 million for the comparable period in 2000.

This increase is due primarily to an increase in the number of domestic franchise stores and an increase in same store sales. Same store sales for domestic franchise stores increased 3.6% for the first quarter of 2001, compared to the same period in 2000. The number of domestic franchise stores was 4,218 and 4,015 as of March 25, 2001 and March 26, 2000, respectively. The average number of domestic franchise stores open during the first quarter of 2001 increased by 196 stores compared to the same period in 2000.

Domestic Distribution
---------------------

Revenues from domestic distribution operations increased 11.5% to $150.6 million in the first quarter of 2001, from $135.1 million for the comparable period in 2000.

This increase is due primarily to increased volumes relating to increases in domestic franchise same store sales and store count. Distribution volumes were also positively impacted by our CinnaStix(R) promotion which ran during the first quarter of 2001.

International
-------------

Revenues from international operations increased 11.4% to $15.6 million in the first quarter of 2001, from $14.0 million for the comparable period in 2000.

This increase is due primarily to an increase in the number of international franchise stores and an increase in same store sales. On a constant dollar basis, same store sales increased by 9.8% for the first quarter of 2001, compared to the same period in 2000. On a historic dollar basis, same store sales increased by 2.4% for the first quarter of 2001, compared to the same period in 2000, reflecting a strengthening U.S. Dollar. The number of international stores was 2,223 and 1,975 as of March 25, 2001 and March 26, 2000, respectively. The average number of international stores open during the first quarter of 2001 increased by 245 stores compared to the same period in 2000.

Operating Expenses
------------------

Cost of sales increased 8.8% to $212.2 million in the first quarter of 2001, from $195.1 million for the comparable period in 2000. Gross profit increased 4.9% to $75.4 million in the first quarter of 2001, from $71.9 million for the comparable period in 2000.

This increase in gross profit is due primarily to an increase in total revenues, primarily as a result of system-wide store and same store sales growth, as well as the increase in Distribution volumes. These increases in gross profit were offset in part by increases in food and labor costs in our Company-owned stores.

General and administrative expenses increased 0.9% to $46.5 million in the first quarter of 2001, from $46.1 million for the comparable period in 2000. As a percentage of total revenues, general and administrative expenses decreased 1.1% to 16.2% in the first quarter of 2001, from 17.3% for the comparable period in 2000.

This decrease is due primarily to a decrease in covenants not-to-compete amortization expense and a decrease in professional fees. Covenants not-to-compete amortization expense, primarily related to the covenant obtained as part of our parent company's recapitalization, decreased $1.3 million to $1.3 million in the first quarter of 2001, compared to the same period in 2000. This decrease is due to the use of an accelerated amortization method over the covenant's three-year term.

Interest Expense
----------------

Interest expense decreased $0.9 million to $16.6 million in the first quarter of 2001, from $17.5 million for the comparable period in 2000. This decrease is due primarily to a decrease in related variable interest rates and reduced debt levels.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $1.2 million to $5.0 million in the first quarter of 2001, from $3.8 million for the comparable period in 2000. This increase is due primarily to an increase in pre-tax income.

Liquidity and Capital Resources
-------------------------------

We had negative working capital of $10.7 million and cash of $20.7 million at March 25, 2001. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of March 25, 2001, we had $679.2 million of long-term debt, of which $19.4 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility and letters of credit issued under the revolving credit facility were $14.2 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $10.3 million and $11.0 million for the first quarters of 2001 and 2000, respectively. The $0.7 million decrease is due primarily to a $2.8 million net change in operating assets and liabilities, a $0.5 million decrease in depreciation and amortization, and a $1.0 million change in deferred income tax provision. These decreases in cash provided by operating activities were offset in part by a $2.8 million increase in net income and a $0.9 million increase in loss on sale of plant and equipment related to sales of Company-owned stores to franchisees and relocations of certain Company-owned stores.

Cash used in investing activities was $7.7 million and $11.1 million for the first quarters of 2001 and 2000, respectively. The $3.4 million decrease is due primarily to a $4.8 million decrease in purchases of franchise operations and a $1.8 million net change in other assets. These decreases in cash used in investing activities were offset in part by a $3.6 million increase in purchases of property, plant and equipment due primarily to increased investments on our next generation store systems project.

Cash used in financing activities was $6.9 million and $9.8 million for the first quarters of 2001 and 2000, respectively. The $2.9 million decrease is due primarily to additional cash sweep payments in 2000.

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

Forward-Looking Statements
--------------------------

Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the 10-K for the year ended December 31, 2000 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Swaps
-------------------

The Company may enter into interest rate swaps or similar instruments with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar interest rate component on a portion of our variable rate debt to a fixed rate of 5.12% through December 2001. As of March 25, 2001, the total notional amount of these swap agreements was $173.0 million.


Interest Rate Risk
------------------

The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of March 25, 2001, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.2%. At March 25, 2001, the weighted average interest rate on our $241.0 million of variable interest debt was approximately 8.6%. The fair value of the Company's debt approximates its carrying value.

The Company had total interest expense of approximately $16.6 million for the first quarter of 2001. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $1.1 million.

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

None.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits

     Exhibit
     Number    Description
     ------    -----------

     None.


b.   Current Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 25, 2001.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DOMINO'S, INC.
                                             (Registrant)


Date: May 8, 2001                            /s/ Harry J. Silverman
                                             -----------------------------------
                                             Chief Financial Officer