Form 10-Q
period 2001-06-17
DOMINOS INC
filed 2001-07-31
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 17, 2001
                                                 -------------

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

                               Yes [X]    No [_]

The number of shares outstanding of the registrant's common stock as of July 23, 2001 was 10 shares.

                                 Domino's, Inc.

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                           Page No.
                                                                                         --------
Item 1.  Financial Statements

                    Condensed Consolidated Balance Sheets -
                                June 17, 2001 and December 31, 2000                              3

                    Condensed Consolidated Statements of Income -
                     Fiscal quarter and two fiscal quarters ended
                                June 17, 2001 and June 18, 2000                                  4

                    Condensed Consolidated Statements of Cash Flows -
                                Two fiscal quarters ended June 17, 2001
                                and June 18, 2000                                                5

                    Notes to Condensed Consolidated Financial Statements                         6


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                                  7


Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             10


PART II. OTHER INFORMATION                                                                      11


SIGNATURES                                                                                      11

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                        Domino's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets


(In thousands)                                    June 17, 2001   December 31, 2000
Assets                                             (Unaudited)          (Note)
                                                  --------------  ------------------
Current assets:
     Cash                                          $     42,997        $     25,136
     Accounts receivable                                 56,038              48,682
     Notes receivable                                     4,380               3,833
     Inventories                                         17,384              19,086
     Prepaid expenses and other                           6,325               6,580
     Deferred income taxes                                9,290               9,290
                                                   ------------        ------------
Total current assets                                    136,414             112,607
                                                   ------------        ------------

Property, plant and equipment:
     Land and buildings                                  14,871              14,917
     Leasehold and other improvements                    51,750              55,100
     Equipment                                          113,511             114,456
     Construction in progress                             6,557               7,366
                                                   ------------        ------------
                                                        186,689             191,839
     Accumulated depreciation and amortization          103,633             106,526
                                                   ------------        ------------
Property, plant and equipment, net                       83,056              85,313
                                                   ------------        ------------

Other assets:
     Deferred income taxes                               68,823              71,253
     Deferred financing costs                            27,979              30,626
     Goodwill                                            13,930              14,944
     Covenants not-to-compete                             3,195               5,851
     Capitalized software                                30,436              27,388
     Other                                               22,568              21,647
                                                   ------------        ------------
Total other assets                                      166,931             171,709
                                                   ------------        ------------
Total assets                                       $    386,401        $    369,629
                                                   ============        ============

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt             $     24,175        $     21,482
     Accounts payable                                    37,385              38,335
     Insurance reserves                                   7,245               6,793
     Accrued income taxes                                 9,790               2,778
     Other accrued liabilities                           64,435              55,924
                                                   ------------        ------------
Total current liabilities                               143,030             125,312
                                                   ------------        ------------

Long-term liabilities:
     Long-term debt, less current portion               650,130             664,592
     Insurance reserves                                   8,477               9,633
     Other accrued liabilities                           24,229              24,899
                                                   ------------        ------------
Total long-term liabilities                             682,836             699,124
                                                   ------------        ------------

Stockholder's deficit:
     Common stock                                             -                   -
     Additional paid-in capital                         120,202             120,202
     Retained deficit                                  (557,972)           (574,657)
     Accumulated other comprehensive income              (1,695)               (352)
                                                   ------------        ------------
Total stockholder's deficit                            (439,465)           (454,807)
                                                   ------------        ------------
Total liabilities and stockholder's deficit        $    386,401        $    369,629
                                                   ============        ============

__________
Note: The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                  Fiscal Quarter Ended        Two Fiscal Quarters Ended
                                   June 17,     June 18,        June 17,      June 18,
(In thousands)                       2001         2000            2001          2000
                                   ---------------------------------------------------
Revenues:
  Corporate stores                 $ 81,926     $ 88,175        $172,769      $178,415
  Domestic franchise                 30,044       27,351          60,669        54,982
  Domestic distribution             156,229      136,749         306,832       271,829
  International                      15,553       14,615          31,113        28,582
                                   --------     --------        --------      --------
Total revenues                      283,752      266,890         571,383       533,808
                                   --------     --------        --------      --------

Operating expenses:
  Cost of sales                     211,965      196,087         424,211       391,142
  General and administrative         41,978       44,503          88,521        90,624
                                   --------     --------        --------      --------
Total operating expenses            253,943      240,590         512,732       481,766
                                   --------     --------        --------      --------
Income from operations               29,809       26,300          58,651        52,042

Interest income                         420          532           1,015         1,063
Interest expense                     15,689       17,323          32,280        34,793
                                   --------     --------        --------      --------
Income before provision
  for income taxes                   14,540        9,509          27,386        18,312

Provision for income taxes            5,664        4,089          10,701         7,845
                                   --------     --------        --------      --------

Net income                         $  8,876     $  5,420        $ 16,685      $ 10,467
                                   ========     ========        ========      ========

__________
See accompanying notes.

                       Domino's, Inc. and Subsidiaries
               Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                    Two Fiscal Quarters Ended
                                                     June 17,       June 18,
                                                       2001          2000
                                                     --------      --------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities          $ 42,767      $ 25,770
                                                     --------      --------

Cash flows from investing activities:
  Purchases of property, plant and equipment,
    and franchise stores and commissaries             (17,583)      (19,188)
  Other                                                 4,476         4,362
                                                     --------      --------
Net cash used in investing activities                 (13,107)      (14,826)
                                                     --------      --------

Cash flows from financing activities:
  Repayments of long-term debt                        (11,760)      (12,467)
  Distributions                                             -          (338)
                                                     --------      --------
Net cash used in financing activities                 (11,760)      (12,805)
                                                     --------      --------

Effect of exchange rate changes on cash                   (39)          (16)
                                                     --------      --------
Increase (decrease) in cash                            17,861        (1,877)

Cash, at beginning of period                           25,136        30,278
                                                     --------      --------

Cash, at end of period                               $ 42,997      $ 28,401
                                                     ========      ========

________
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

June 17, 2001

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 17, 2001 are not necessarily indicative of the results that may be expected for the year ended December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form 10-K.

2.  Comprehensive Income

                                                            Fiscal Quarter Ended             Two Fiscal Quarters Ended
                                                   ----------------------------------  -------------------------------------
                                                      June 17,          June 18,            June 17,            June 18,
                                                        2001              2000                2001                2000
                                                   ----------------------------------  -------------------------------------
Net income                                            $    8,876       $     5,420       $   16,685        $    10,467
Cumulative effect of change in
  accounting principle                                         -                 -            2,685                  -
Unrealized loss on derivative instruments                   (657)                -           (3,317)                 -
Reclassification adjustment for (gains) losses
  included in net income                                      50                 -             (482)                 -
Currency translation adjustment                              (42)               (8)            (229)               (96)
Unrealized loss on investments in marketable
  securities, net of tax                                       -               (39)               -                (63)
                                                  --------------     -------------    -------------      -------------
Comprehensive income                                  $    8,227       $     5,373       $   15,342        $    10,308
                                                  ==============     =============    =============      =============

3.  Segment Information

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments.

                                        Fiscal Quarter Ended June 17, 2001 and June 18, 2000
                                        ----------------------------------------------------
                    Domestic       Domestic                        Intersegment
                     Stores      Distribution     International      Revenues            Other             Total
                     ------      ------------     -------------      --------            -----             -----
Revenues -
   2001             $111,970       $179,667          $15,553         $(23,438)          $     -          $283,752
   2000              115,526        160,852           14,615          (24,103)                -           266,890
EBITDA -
   2001             $ 31,252       $ 10,086          $ 4,011         $      -           $(8,769)         $ 36,580
   2000               30,962          8,581            3,337                -            (8,362)           34,518

                                     Two Fiscal Quarters Ended June 17, 2001 and June 18, 2000
                                     ---------------------------------------------------------
                    Domestic       Domestic                        Intersegment
                     Stores      Distribution     International      Revenues            Other             Total
                     ------      ------------     -------------      --------            -----             -----
Revenues -
   2001             $233,438       $355,151          $31,113         $(48,319)         $      -          $571,383
   2000              233,397        319,395           28,582          (47,566)                -           533,808
EBITDA -
   2001             $ 63,936       $ 19,574          $ 7,904         $      -          $(18,083)         $ 73,331
   2000               63,453         16,187            6,552                -           (18,418)           67,774

The following table reconciles total EBITDA to consolidated income before provision for income taxes.

                                                  Fiscal Quarter Ended                  Two Fiscal Quarters Ended
                                                  --------------------                  -------------------------
                                             June 17,             June 18,            June 17,             June 18,
                                               2001                 2000                2001                 2000
                                           ---------------------------------        ---------------------------------
Total EBITDA                                    $ 36,580            $ 34,518             $ 73,331            $ 67,774
Depreciation and amortization                     (7,029)             (7,838)             (13,994)            (15,344)
Interest expense                                 (15,689)            (17,323)             (32,280)            (34,793)
Interest income                                      420                 532                1,015               1,063
Gain (loss) on sale of plant and
 equipment                                           258                (380)                (686)               (388)
                                           -------------        ------------        -------------        ------------
Income before provision
   for income taxes                             $ 14,540            $  9,509             $ 27,386            $ 18,312
                                           =============        ============        =============        ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The 2001 and 2000 second quarters referenced herein represent the twelve-week periods ended June 17, 2001 and June 18, 2000, respectively. The 2001 and 2000 first two quarters referenced herein represent the twenty-four week periods ended June 17, 2001 and June 18, 2000, respectively.

Results of Operations
---------------------

Revenues
--------
General. Revenues include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues increased 6.3% to $283.8 million in the second quarter of 2001, from $266.9 million for the comparable period in 2000, and increased 7.0% to $571.4 million for the first two quarters of 2001, from $533.8 million for the comparable period in 2000. These increases in total revenues are due primarily to increases in domestic distribution revenues and, to a lesser extent, increased revenues from domestic and international franchise royalties. These results are more fully described below.

Domestic Stores
---------------
Corporate Stores. Revenues from corporate store operations decreased 7.1% to $81.9 million in the second quarter of 2001, from $88.2 million for the comparable period in 2000, and decreased 3.2% to $172.8 million for the first two quarters of 2001, from $178.4 million for the comparable period in 2000.

These decreases are due primarily to decreases in the average number of Company-owned stores open during 2001 offset in part by increases in same store sales. The number of Company-owned stores was 558 and 655 as of June 17, 2001 and June 18, 2000, respectively. This decrease was due primarily to the strategic sales of 103 Company-owned stores to franchisees during the most recent four fiscal quarters. The average number of Company-owned stores decreased by 86 to 567 stores in the second quarter of 2001, compared to the same period in 2000, and decreased by 66 to 592 stores in the first two quarters of 2001, compared to the same period in 2000. These decreases were offset in part by increases in same store sales for Company-owned stores of 5.4% and 6.6% for the second quarter and first two quarters of 2001, respectively, compared to the same periods in 2000.

Domestic Franchise. Revenues from domestic franchise operations increased 9.8% to $30.0 million in the second quarter of 2001, from $27.4 million for the comparable period in 2000, and increased 10.3% to $60.7 million for the first two quarters of 2001, from $55.0 million for the comparable period in 2000.

These increases are due primarily to increases in same store sales and increases in the average number of domestic franchise stores open during 2001. Same store sales for domestic franchise stores increased 1.3% and 2.4% for the second quarter and first two quarters of 2001, respectively, compared to the same periods in 2000. The number of domestic franchise stores was 4,294 and 4,058 as of June 17, 2001 and June 18, 2000, respectively. The average number of domestic franchise stores increased by 223 to 4,212 stores in the second quarter of 2001, compared to the same period in 2000, and increased by 209 to 4,175 stores in the first two quarters of 2001, compared to the same period in 2000.

Domestic Distribution
---------------------
Revenues from domestic distribution operations increased 14.2% to $156.2 million in the second quarter of 2001, from $136.7 million for the comparable period in 2000, and increased 12.9% to $306.8 million for the first two quarters of 2001, from $271.8 million for the comparable period in 2000.

These increases are due primarily to increased volumes relating to increases in domestic franchise same store sales and store counts.

International
-------------
Revenues from international operations increased 6.4% to $15.6 million in the second quarter of 2001, from $14.6 million for the comparable period in 2000, and increased 8.9% to $31.1 million for the first two quarters of 2001, from $28.6 million for the comparable period in 2000.

These increases are due primarily to increases in same store sales and increases in the average number of international franchise stores open in 2001. On a constant dollar basis, same store sales increased 7.1% and 8.4% for the second quarter and first two quarters of 2001, respectively, compared to the same periods in 2000. On a historical dollar basis, same store sales increased 1.0% and 1.7% for the second quarter and first two quarters of 2001, respectively, compared to the same periods in 2000, reflecting a strengthening U.S. dollar. The number of international stores was 2,246 and 2,022 as of June 17, 2001 and June 18, 2000, respectively. The average number of international stores increased by 203 to 2,185 stores in the second quarter of 2001, compared to the same period in 2000, and increased by 222 to 2,179 stores in the first two quarters of 2001, compared to the same period in 2000.

Operating Expenses
------------------
Cost of sales increased 8.1% to $212.0 million in the second quarter of 2001, from $196.1 million for the comparable period in 2000, and increased 8.5% to $424.2 million for the first two quarters of 2001, from $391.1 million for the comparable period in 2000. Gross profit increased 1.4% to $71.8 million in the second quarter of 2001, from $70.8 million for the comparable period in 2000, and increased 3.2% to $147.2 million for the first two quarters of 2001, from $142.7 million for the comparable period in 2000. These increases in gross profit are due primarily to increases in total revenues, primarily as a result of system-wide store and same store sales growth, as well as increases in domestic distribution volumes. These increases in gross profit were offset in part by increases in food and labor costs in our Company-owned stores.

As a percentage of total revenues, gross profit decreased 1.2% and 0.9% for the second quarter and first two quarters of 2001, respectively, compared to the same periods in 2000. These decreases are due primarily to increases in food costs at our Company-owned stores as a result of higher cheese costs and increased labor costs.

General and administrative expenses decreased 5.7% to $42.0 million in the second quarter of 2001, from $44.5 million for the comparable period in 2000, and decreased 2.3% to $88.5 million for the first two quarters of 2001, from $90.6 million for the comparable period in 2000. As a percentage of total revenues, general and administrative expenses decreased 1.9% to 14.8% in the second quarter of 2001, from 16.7% for the comparable period in 2000, and decreased 1.5% to 15.5% for the first two quarters of 2001, from 17.0% for the comparable period in 2000.

These decreases are due primarily to decreases in covenants not-to-compete amortization expense, professional fees, and variable general and administrative costs as a result of Company-owned store divestitures, offset in part by increases in labor costs. Covenants not-to-compete amortization expense, primarily related to the covenant obtained as part of our parent company's recapitalization, decreased $1.3 million to $1.3 million in the second quarter of 2001, compared to the same period in 2000, and decreased $2.6 million to $2.7 million for the first two quarters of 2001, compared to the same period in 2000. These decreases are due to the use of an accelerated amortization method over the covenant's three-year term.

Interest Expense
----------------
Interest expense decreased 9.4% or $1.6 million to $15.7 million in the second quarter of 2001, from $17.3 million for the comparable period in 2000, and decreased 7.2% or $2.5 million to $32.3 million for the first two quarters of 2001, from $34.8 million for the comparable period in 2000. These decreases are due primarily to decreases in related variable interest rates on our senior credit facility and reduced debt levels.

Provision for Income Taxes
--------------------------
Provision for income taxes increased $1.6 million to $5.7 million in the second quarter of 2001, from $4.1 million for the comparable period in 2000, and increased $2.9 million to $10.7 million for the first two quarters of 2001, from $7.8 million for the comparable period in 2000. These increases are due primarily to increases in pre-tax income.

Liquidity and Capital Resources
-------------------------------
We had negative working capital of $6.6 million and cash of $43.0 million at June 17, 2001. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of June 17, 2001, we had $674.3 million of long-term debt, of which $24.2 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility and letters of credit issued under the revolving credit facility were $11.9 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $42.8 million and $25.8 million for the first two quarters of 2001 and 2000, respectively. The $17.0 million increase is due primarily to a $10.5 million net change in operating assets and liabilities, a $6.2 million increase in net income and a $1.6 million change in the deferred income tax provision. These increases in cash provided by operating activities were offset in part by a $1.4 million decrease in depreciation and amortization.

Cash used in investing activities was $13.1 million and $14.8 million for the first two quarters of 2001 and 2000, respectively. The $1.7 million decrease is due primarily to a $4.9 million decrease in purchases of franchise operations and a $2.1 million net change in other assets. These decreases in cash used in investing activities were offset in part by a $2.4 million decrease in proceeds from the sale of property, plant and equipment and a $3.3 million increase in purchases of property, plant and equipment due primarily to increased investments on our next generation store systems project.

Cash used in financing activities was $11.8 million and $12.8 million for the first two quarters of 2001 and 2000, respectively. The $1.0 million decrease is due primarily to additional cash sweep payments made in 2000 offset in part by increases in other required amortization payments made on our senior credit facility in 2001.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facilities or otherwise to enable us to service our indebtedness, including the senior credit facilities and the Senior Subordinated Notes, to redeem or refinance TISM's, our Parent company, Cumulative Preferred Stock when required or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the Senior Subordinated Notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Forward-Looking Statements
--------------------------
Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the Form 10-K for the year ended December 31, 2000 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Interest Rate Swaps
-------------------
The Company may enter into interest rate swaps or similar instruments with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar interest rate component on a portion of our variable rate debt to a fixed rate of 5.12% through December 2001. As of June 17, 2001, the total notional amount of these swap agreements was $171.0 million.

Interest Rate Risk
------------------
The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of June 17, 2001, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.2%. At June 17, 2001, the weighted average interest rate on our $238.2 million of variable interest debt was approximately 8.0%. The fair value of the Company's debt approximates its carrying value.

The Company had total interest expense of approximately $32.3 million for the first two quarters of 2001. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.3 million.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use Of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.  Exhibits

    Exhibit
    Number    Description
    ------    -----------

    10.34 Employment Agreement dated as of July 10, 2001 between Domino's Pizza LLC and Ken Calwell.

b.  Current Reports on Form 8-K

    There were no reports filed on Form 8-K during the quarter ended June 17, 2001.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DOMINO'S, INC.
                                        (Registrant)


Date: July 31, 2001                     /s/ Harry J. Silverman
                                        ------------------------
                                        Chief Financial Officer