Form 10-Q
period 2001-09-09
DOMINOS INC
filed 2001-10-23
CIK 1079458

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

       (Mark One)

       [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 9, 2001
                                              -----------------

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

                            Yes [X]        No [_]

The number of shares outstanding of the registrant's common stock as of October 15, 2001 was 10 shares.

                                Domino's, Inc.

                                     INDEX

PART I.   FINANCIAL INFORMATION                                                       Page No.
                                                                                      --------
Item 1.   Financial Statements


                  Condensed Consolidated Balance Sheets -
                   September 9, 2001 and December 31, 2000                                3

                  Condensed Consolidated Statements of Income -
                   Fiscal quarter and three fiscal quarters ended
                   September 9, 2001 and September 10, 2000                               4

                  Condensed Consolidated Statements of Cash Flows -
                   Three fiscal quarters ended September 9, 2001 and
                   September 10, 2000                                                     5

                  Notes to Condensed Consolidated Financial Statements                    6


Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                           8


Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     11


PART II.  OTHER INFORMATION                                                              12


SIGNATURES                                                                               12

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                        Domino's, Inc. and Subsidiaries
                     Condensed Consolidated Balance Sheets

(In thousands)                                    September 9, 2001   December 31, 2000
Assets                                               (Unaudited)            (Note)
                                                  ------------------  ------------------
Current assets:
     Cash                                                 $  36,789           $  25,136
     Accounts receivable                                     56,147              48,682
     Notes receivable                                         3,874               3,833
     Inventories                                             19,955              19,086
     Prepaid expenses and other                               4,258               6,580
     Deferred income taxes                                    9,290               9,290
                                                          ---------           ---------
Total current assets                                        130,313             112,607
                                                          ---------           ---------

Property, plant and equipment:
     Land and buildings                                      14,226              14,917
     Leasehold and other improvements                        51,941              55,100
     Equipment                                              116,028             114,456
     Construction in progress                                 3,309               7,366
                                                          ---------           ---------
                                                            185,504             191,839
     Accumulated depreciation and amortization              102,575             106,526
                                                          ---------           ---------
Property, plant and equipment, net                           82,929              85,313
                                                          ---------           ---------

Other assets:
     Deferred income taxes                                   69,954              71,253
     Deferred financing costs                                26,397              30,626
     Goodwill                                                12,742              14,944
     Covenants not-to-compete                                 1,875               5,851
     Capitalized software                                    33,832              27,388
     Other                                                   22,888              21,647
                                                          ---------           ---------
Total other assets                                          167,688             171,709
                                                          ---------           ---------
Total assets                                              $ 380,930           $ 369,629
                                                          =========           =========

Liabilities and stockholder's deficit
Current liabilities:
     Current portion of long-term debt                    $  28,909           $  21,482
     Accounts payable                                        34,953              38,335
     Insurance reserves                                       7,802               6,793
     Accrued income taxes                                    13,396               2,778
     Other accrued liabilities                               62,505              55,924
                                                          ---------           ---------
Total current liabilities                                   147,565             125,312
                                                          ---------           ---------

Long-term liabilities:
     Long-term debt, less current portion                   635,545             664,592
     Insurance reserves                                       7,304               9,633
     Other accrued liabilities                               23,617              24,899
                                                          ---------           ---------
Total long-term liabilities                                 666,466             699,124
                                                          ---------           ---------

Stockholder's deficit:
     Common stock                                                 -                   -
     Additional paid-in capital                             120,202             120,202
     Retained deficit                                      (550,040)           (574,657)
     Accumulated other comprehensive income                  (3,263)               (352)
                                                          ---------           ---------
Total stockholder's deficit                                (433,101)           (454,807)
                                                          ---------           ---------
Total liabilities and stockholder's deficit               $ 380,930           $ 369,629
                                                          =========           =========

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

                        Domino's, Inc. and Subsidiaries
                  Condensed Consolidated Statements of Income
                                  (Unaudited)

                                         Fiscal Quarter Ended      Three Fiscal Quarters Ended
                                      September 9,  September 10,  September 9,  September 10,
(In thousands)                            2001           2000          2001           2000
                                        -------------------------    -------------------------
Revenues:
  Corporate stores                        $ 80,555       $ 85,298      $253,324       $263,713
  Domestic franchise                        30,373         27,197        91,042         82,179
  Domestic distribution                    163,223        140,770       470,055        412,599
  International                             15,305         14,561        46,418         43,143
                                          --------       --------      --------       --------
Total revenues                             289,456        267,826       860,839        801,634
                                          --------       --------      --------       --------

Operating expenses:
  Cost of sales                            218,823        200,543       643,034        591,685
  General and administrative                41,954         41,725       130,475        132,349
                                          --------       --------      --------       --------
Total operating expenses                   260,777        242,268       773,509        724,034
                                          --------       --------      --------       --------
Income from operations                      28,679         25,558        87,330         77,600

Interest income                                418            675         1,433          1,738
Interest expense                            15,680         17,570        47,960         52,363
                                          --------       --------      --------       --------
Income before provision for income
  taxes and extraordinary item              13,417          8,663        40,803         26,975

Provision for income taxes                   5,233          3,724        15,934         11,569
                                          --------       --------      --------       --------
Income before extraordinary item             8,184          4,939        24,869         15,406

Loss on debt extinguishment, net
  of tax benefit                               252            181           252            181
                                          --------       --------      --------       --------
Net income                                $  7,932       $  4,758      $ 24,617       $ 15,225
                                          ========       ========      ========       ========

________
See accompanying notes.

                        Domino's, Inc. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                    Three Fiscal Quarters Ended
                                                   September 9,    September 10,
                                                       2001            2000
                                                    -----------    ------------
(In thousands)
Cash flows from operating activities:
  Net cash provided by operating activities          $ 54,465        $ 40,565
                                                     --------        --------

Cash flows from investing activities:
  Purchases of property, plant and equipment,
    and franchise stores and commissaries             (27,126)        (27,756)
  Other                                                 5,978           4,467
                                                     --------        --------
Net cash used in investing activities                 (21,148)        (23,289)
                                                     --------        --------

Cash flows from financing activities:
  Repayments of debt                                  (21,617)        (20,459)
  Distributions                                             -            (353)
                                                     --------        --------
Net cash used in financing activities                 (21,617)        (20,812)
                                                     --------        --------

Effect of exchange rate changes on cash                   (47)            (87)
                                                     --------        --------
Increase (decrease) in cash                            11,653          (3,623)

Cash, at beginning of period                           25,136          30,278
                                                     --------        --------

Cash, at end of period                               $ 36,789        $ 26,655
                                                     ========        ========

________
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

September 9, 2001

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 9, 2001 are not necessarily indicative of the results that may be expected for the year ended December 30, 2001. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2000 included in our Form 10-K.

2. Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". This Statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The Company is required to adopt this Statement at the beginning of fiscal year 2002. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operation.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This Statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company is required to adopt this Statement at the beginning of fiscal year 2002. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operation.

3. Comprehensive Income


                                                         Fiscal Quarter Ended                 Three Fiscal Quarters Ended
                                                         --------------------                 ---------------------------
                                                    September 9,      September 10,         September 9,      September 10,
                                                        2001               2000                 2001              2000
                                                -------------------------------------   ------------------------------------
Net income                                           $7,932             $4,758                $24,617           $15,225
Cumulative effect of change in
  accounting principle, net of tax                        -                  -                  1,692                 -
Unrealized loss on derivative instruments,
  net of tax                                         (2,494)                 -                 (4,584)                -
Reclassification adjustment for losses
  included in net income, net of tax                    435                  -                    132                 -
Currency translation adjustment                          78               (131)                  (151)             (227)
Unrealized loss on investments in marketable
  securities, net of tax                                  -               (115)                     -              (176)
                                                -----------------   -----------------   -----------------   ----------------
Comprehensive income                                 $5,951             $4,512                $21,706           $14,822
                                                =================   =================   =================   ================

4. Debt Extinguishment

In the third quarter of 2001, the Company retired $5.0 million of outstanding senior subordinated notes through open market transactions. The Company recognized a loss of approximately $146,000 reflecting the difference between the face value of the notes and the open market purchase price. The Company also recorded approximately $267,000 of amortization of deferred financing costs related to this transaction. These retirements resulted in an after-tax extraordinary loss of approximately $252,000.

5. Segment Information

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments.

                                   Fiscal Quarter Ended September 9, 2001 and September 10, 2000
                                   -------------------------------------------------------------
               Domestic           Domestic                          Intersegment
               Stores            Distribution    International        Revenues           Other             Total
               ------           -------------    -------------        --------           -----             -----
Revenues -
   2001        $110,928         $187,978          $15,305             $(24,755)           $     -          $289,456
   2000         112,495          164,434           14,561              (23,664)                 -           267,826
EBITDA -
   2001        $ 30,489         $  9,816          $ 4,272             $      -            $(8,539)         $ 36,038
   2000          28,657            7,812            3,796                    -             (6,734)           33,531

                                Three Fiscal Quarters Ended September 9, 2001 and September 10, 2000
                                --------------------------------------------------------------------
               Domestic            Domestic                       Intersegment
               Stores            Distribution    International      Revenues           Other             Total
               ------            ------------    -------------      --------           ----              -----
Revenues -
   2001        $344,366         $543,128         $46,418            $(73,073)          $      -          $860,839
   2000         345,892          483,829          43,143             (71,230)                 -           801,634
EBITDA -
   2001        $ 94,425         $ 29,390         $12,176            $      -           $(26,623)         $109,368
   2000          92,110           23,999          10,349                   -            (25,154)          101,304

The following table reconciles total EBITDA to consolidated income before provision for income taxes and extraordinary item.

                                                  Fiscal Quarter Ended                 Three Fiscal Quarters Ended
                                                  --------------------                 ---------------------------
                                            September 9,      September 10,          September 9,     September 10,
                                               2001               2000                  2001             2000
                                         ------------------------------------      ----------------------------------
Total EBITDA                                   $ 36,038            $ 33,531            $109,368            $101,304
Depreciation and amortization                    (7,166)             (7,756)            (21,160)            (23,100)
Interest expense                                (15,680)            (17,570)            (47,960)            (52,363)
Interest income                                     418                 675               1,433               1,738
Loss on sale of plant and equipment                (193)               (217)               (878)               (604)
                                         -----------------      --------------      --------------      --------------
Income before provision for income
   taxes and extraordinary item                $ 13,417            $  8,663            $ 40,803            $ 26,975
                                         =================      ==============      ==============      ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The 2001 and 2000 third quarters referenced herein represent the twelve-week periods ended September 9, 2001 and September 10, 2000, respectively. The 2001 and 2000 first three quarters referenced herein represent the thirty-six week periods ended September 9, 2001 and September 10, 2000, respectively.

Revenues
--------
General. Revenues include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues increased 8.1% to $289.5 million in the third quarter of 2001, from $267.8 million for the comparable period in 2000, and increased 7.4% to $860.8 million for the first three quarters of 2001, from $801.6 million for the comparable period in 2000. These increases in total revenues are due primarily to increases in domestic distribution revenues and, to a lesser extent, increased revenues from domestic and international franchise royalties. These results are more fully described below.

Domestic Stores
---------------
Corporate Stores. Revenues from corporate store operations decreased 5.6% to $80.6 million in the third quarter of 2001, from $85.3 million for the comparable period in 2000, and decreased 3.9% to $253.3 million for the first three quarters of 2001, from $263.7 million for the comparable period in 2000.

These decreases are due primarily to decreases in the average number of Company-owned stores open during 2001 offset in part by increases in same store sales. The number of Company-owned stores was 552 and 657 as of September 9, 2001 and September 10, 2000, respectively. This decrease was due primarily to the strategic sales of 104 Company-owned stores to franchisees during the most recent four fiscal quarters. The average number of Company-owned stores decreased by 97 to 554 stores in the third quarter of 2001, compared to the same period in 2000, and decreased by 76 to 579 stores in the first three quarters of 2001, compared to the same period in 2000. These decreases were offset in part by increases in same store sales for Company-owned stores of 6.6% for both the third quarter and first three quarters of 2001, compared to the same periods in 2000.

Domestic Franchise. Revenues from domestic franchise operations increased 11.7% to $30.4 million in the third quarter of 2001, from $27.2 million for the comparable period in 2000, and increased 10.8% to $91.0 million for the first three quarters of 2001, from $82.2 million for the comparable period in 2000.

These increases are due primarily to increases in same store sales and increases in the average number of domestic franchise stores open during 2001. Same store sales for domestic franchise stores increased 3.6% and 2.7% for the third quarter and first three quarters of 2001, respectively, compared to the same periods in 2000. The number of domestic franchise stores was 4,299 and 4,089 as of September 9, 2001 and September 10, 2000, respectively. The average number of domestic franchise stores increased by 201 to 4,225 stores in the third quarter of 2001, compared to the same period in 2000, and increased by 206 to 4,192 stores in the first three quarters of 2001, compared to the same period in 2000.

Domestic Distribution
---------------------
Revenues from domestic distribution operations increased 16.0% to $163.2 million in the third quarter of 2001, from $140.8 million for the comparable period in 2000, and increased 13.9% to $470.1 million for the first three quarters of 2001, from $412.6 million for the comparable period in 2000.

These increases are due primarily to increased volumes relating to increases in domestic franchise same store sales and store counts.

International
-------------
Revenues from international operations increased 5.1% to $15.3 million in the third quarter of 2001, from $14.6 million for the comparable period in 2000, and increased 7.6% to $46.4 million for the first three quarters of 2001, from $43.1 million for the comparable period in 2000.

These increases are due primarily to increases in same store sales and increases in the average number of international franchise stores open in 2001. On a constant dollar basis, same store sales increased 3.2% and 6.7% for the third quarter and first three quarters of 2001, respectively, compared to the same periods in 2000. On a historical dollar basis, same store sales decreased 2.1% and increased 0.4% for the third quarter and first three quarters of 2001, respectively, compared to the same periods in 2000, reflecting a strengthening U.S. dollar. The number of international stores was 2,261 and 2,069 as of September 9, 2001 and September 10, 2000, respectively. The average number of international stores increased by 183 to 2,220 stores in the third quarter of 2001, compared to the same period in 2000, and increased by 225 to 2,192 stores in the first three quarters of 2001, compared to the same period in 2000.

Operating Expenses
------------------

Cost of sales increased 9.1% to $218.8 million in the third quarter of 2001, from $200.5 million for the comparable period in 2000, and increased 8.7% to $643.0 million for the first three quarters of 2001, from $591.7 million for the comparable period in 2000. Gross profit increased 5.0% to $70.6 million in the third quarter of 2001, from $67.3 million for the comparable period in 2000, and increased 3.7% to $217.8 million for the first three quarters of 2001, from $209.9 million for the comparable period in 2000. These increases in gross profit are due primarily to increases in total revenues, primarily as a result of system-wide store and same store sales growth, as well as increases in domestic distribution volumes. These increases in gross profit were offset in part by increases in food and labor costs in our Company-owned stores.

As a percentage of total revenues, gross profit decreased 0.7% and 0.9% for the third quarter and first three quarters of 2001, respectively, compared to the same periods in 2000. These decreases are due primarily to increases in food costs at our Company-owned stores as a result of higher cheese costs and increased labor costs.

General and administrative expenses increased 0.5% to $42.0 million in the third quarter of 2001, from $41.7 million for the comparable period in 2000, and decreased 1.4% to $130.5 million for the first three quarters of 2001, from $132.3 million for the comparable period in 2000. As a percentage of total revenues, general and administrative expenses decreased 1.1% to 14.5% in the third quarter of 2001, from 15.6% for the comparable period in 2000, and decreased 1.3% to 15.2% for the first three quarters of 2001, from 16.5% for the comparable period in 2000.

These decreases are due primarily to decreases in covenants not-to-compete amortization expense, professional fees, and variable general and administrative costs as a result of Company-owned store divestitures, offset in part by increases in labor costs. Covenants not-to-compete amortization expense, primarily related to the covenant obtained as part of our parent company's recapitalization, decreased $1.3 million to $1.3 million in the third quarter of 2001, compared to the same period in 2000, and decreased $3.9 million to $4.0 million for the first three quarters of 2001, compared to the same period in 2000. These decreases are due to the use of an accelerated amortization method over the covenant's three-year term.

Interest Expense
----------------

Interest expense decreased 10.8% to $15.7 million in the third quarter of 2001, from $17.6 million for the comparable period in 2000, and decreased 8.4% to $48.0 million for the first three quarters of 2001, from $52.4 million for the comparable period in 2000. These decreases are due primarily to decreases in related variable interest rates on our senior credit facility and reduced debt levels.

Provision for Income Taxes
--------------------------

Provision for income taxes increased $1.5 million to $5.2 million in the third quarter of 2001, from $3.7 million for the comparable period in 2000, and increased $4.3 million to $15.9 million for the first three quarters of 2001, from $11.6 million for the comparable period in 2000. These increases are due primarily to increases in pre-tax income.

Liquidity and Capital Resources
-------------------------------

We had negative working capital of $17.3 million and cash of $36.8 million at September 9, 2001. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of September 9, 2001, we had $664.5 million of long-term debt, of which $28.9 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility and letters of credit issued under the revolving credit facility were $11.9 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $54.5 million and $40.6 million for the first three quarters of 2001 and 2000, respectively. The $13.9 million increase is due primarily to a $9.4 million increase in net income, a $4.0 million net change in operating assets and liabilities, and a $2.1 million change in the deferred income tax provision. These increases in cash provided by operating activities were offset in part by a $1.9 million decrease in depreciation and amortization.

Cash used in investing activities was $21.1 million and $23.3 million for the first three quarters of 2001 and 2000, respectively. The $2.2 million decrease is due primarily to a $4.9 million decrease in purchases of franchise operations, a $2.2 million net change in other assets and a $1.7 million change in investments in marketable securities. The decrease in purchase of franchise operations is due primarily to the Company acquiring 15 franchise stores in 2000. These decreases in cash used in investing activities were offset in part by a $4.3 million increase in purchases of property, plant and equipment and a $2.1 million decrease in proceeds from the sale of property, plant and equipment. The increase in purchases in property plant and equipment is due primarily to increased investments on our next generation store systems project.

Cash used in financing activities was $21.6 million and $20.8 million for the first three quarters of 2001 and 2000, respectively. The $0.8 million increase is due primarily to increases in periodic amortization payments made on our senior credit facility in 2001 offset in part by additional cash sweep payments made in 2000.

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

Interest Rate Derivatives
--------------------------

The Company may enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs. In 1999, we entered into two interest rate swap agreements to effectively convert the Eurodollar interest rate component on a portion of our variable rate debt to a fixed rate of 5.12% through December 2001. As of September 9, 2001, the total notional amount of these swap agreements was $169.0 million.

In the third quarter of 2001, we entered into a three-year interest rate swap agreement to effectively convert the LIBOR interest rate component on a portion of our variable rate debt to a fixed rate of 4.90% through June 2004. As of September 9, 2001, the total notional amount of this swap agreement was $75.0 million.

Also in the third quarter of 2001, we entered into a two-year interest rate collar agreement. The collar establishes a 3.86% floor and a 6.00% ceiling on the LIBOR base rate on a no-fee basis through June 2003. As of September 9, 2001, the total notional amount of this collar agreement was $75.0 million.

Interest Rate Risk
------------------

The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of September 9, 2001, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.2%. At September 9, 2001, the weighted average interest rate on our $85.3 million of variable interest debt was approximately 7.5%. The fair value of the Company's debt approximates its carrying value.

The Company had total interest expense of approximately $48.0 million for the first three quarters of 2001. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.8 million.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

   Exhibit
   Number    Description
   ------    -----------

   10.35 Amendment No. 1, dated as of August 1, 2001, to Employment Agreement dated as of December 31, 2000 between Domino's Pizza LLC and Patrick Knotts.

b. Current Reports on Form 8-K

   There were no reports filed on Form 8-K during the quarter ended September 9, 2001.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DOMINO'S, INC.
                                        (Registrant)


Date: October 23, 2001                  /s/ Harry J. Silverman
                                        ----------------------------
                                        Chief Financial Officer