Form 10-K
period 2001-12-30
DOMINOS INC
filed 2002-03-26
CIK 1079458

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                 For the fiscal year ended December 30, 2001
                                           -----------------

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

                                Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the voting stock held by non-affiliates is zero.

As of March 15, 2002, there were 10 shares of the registrant's common stock outstanding.

                               TABLE OF CONTENTS
                               -----------------

                                    PART I                            Page No.
                                                                      --------
Item 1.   Business.                                                        2
Item 2.   Properties.                                                     12
Item 3.   Legal Proceedings.                                              12
Item 4.   Submission of Matters to a Vote of Security Holders.            12

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.                                         13
Item 6.   Selected Financial Data.                                        13
Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operation.                          15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.     22
Item 8.   Financial Statements and Supplementary Data.                    23
Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.                         48

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.             48
Item 11.  Executive Compensation.                                         51
Item 12.  Security Ownership of Certain Beneficial Owners and
             Management.                                                  55
Item 13.  Certain Relationships and Related Transactions.                 57

                                    PART IV

Item 14.  Exhibits, Financial Statements Schedules, and Reports on
             Form 8-K.                                                    59

                                    PART I

ITEM 1. BUSINESS.

        Domino's, Inc. (referred to as "the Company", "Domino's", or in the first person notations of "we", "us" and "our"), was incorporated under the laws of the State of Delaware in 1991. We operate and franchise pizza delivery and carry-out restaurants under the Domino's Pizza(R) trademark. We operate through a worldwide network of more than 7,000 franchise and Company-owned stores located throughout the United States and 65 international markets. We also operate 18 regional distribution centers in the contiguous United States as well as distribution centers in Alaska, Hawaii, Canada, the Netherlands and France. We generated retail pizza sales from Company-owned and franchised stores throughout our worldwide system ("system-wide sales") of approximately $3.8 billion for the fiscal year ended December 30, 2001. System-wide sales by our domestic franchise and domestic Company-owned stores accounted for more than 19% of the United States pizza delivery market in 2001. Domino's is the leading pizza delivery company in the world.

        We offer a focused menu of high quality, value priced pizza with three types of crust (Hand-Tossed, Thin Crust and Deep Dish), along with buffalo wings, bread sticks, cheesy bread, CinnaStix(R) and Coca-Cola(R) products. Our hand-tossed pizza is made from fresh dough produced in our regional distribution centers. We prepare every pizza using real cheese, pizza sauce made from fresh tomatoes and a choice of high quality meat and vegetable toppings in generous portions. Our focused menu and use of premium ingredients enable us to consistently and efficiently produce the highest quality pizza.

        Over the 41 years since our founding, we have developed a simple, cost-efficient model. We offer a limited menu, our stores are designed for delivery and carry-out and we do not generally offer dine-in service. As a result, our stores require relatively small, lower rent locations and limited capital expenditures. Outside the United States, we generally follow the same operating model with some adaptations to local eating habits and consumer preferences. Our simple operating model helps to maintain consistent food quality and minimizes store expenses and capital commitments.

        Domino's operates three business segments:

       .  Domestic Stores, consisting of:  domestic corporate operations, which
          ---------------
          operates our domestic network of 519 Company-owned stores, and domestic franchise operations, which oversees our domestic network of 4,294 franchise stores; and

       .  Domestic Distribution, which operates our 18 regional distribution
          ---------------------
          centers and one equipment and supply distribution center in the contiguous United States that distribute food, equipment and supplies to our domestic stores and equipment to our international stores; and

       .  International, which oversees our network of 2,243 franchise stores
          -------------
          in 65 international markets, including Alaska, Hawaii, Puerto Rico, the United States Virgin Islands and Guam, and operates 14 Company-owned stores in the Netherlands and two Company-owned stores in France. International also distributes food to certain markets from distribution centers in Alaska, Hawaii, Canada, the Netherlands and France.

INDUSTRY OVERVIEW

        The United States pizza market had sales of approximately $32.8 billion in 2001. This market has three segments: dine-in, carry-out and delivery. We focus on the delivery segment, which accounted for approximately $12.1 billion or approximately 37% of the total United States pizza market in 2001. Pizza delivery has been the fastest growing segment of this market, growing at a compound annual rate of 7.6% between 1999 and 2001, as compared to growth of 3.4% for the carry-out segment and a decline of 3.4% for the dine-in segment over the same period.

        Historically, domestic pizza delivery sales have shown long-term, stable growth even during difficult economic times. During the economic slowdown in 2001, the pizza delivery segment grew at a rate of 5.9%. We believe that the growth and stability of the pizza delivery market will persist as a result of several continuing demographic factors. In particular, we believe that longer work schedules and the increasing prevalence of dual career families have led to rapid growth in the demand for delivered food. We believe that delivered pizza is well positioned to capitalize on these trends as other food products have difficulty matching the combination of value, quality, consistency and convenience of delivered pizza.

COMPETITIVE STRENGTHS

        Leading Market Position. With system-wide sales accounting for more than 19% of the United States pizza delivery market in 2001, Domino's is the leading pizza delivery company in the United States. Outside the United States, we generally are the market share leader or are a strong number two in the key markets where we compete. Our leadership positions in these key markets and our strong global presence provide significant cost and marketing advantages relative to our delivery competitors.

        Strong Brand Equity. Our brand name is widely recognized by consumers in the United States as the leader in pizza delivery. Over the past five years, Domino's and its franchisees have invested an estimated $1.1 billion on national and local market level advertising in the United States. We continue to reinforce the strength of our brand name recognition with extensive advertising through national, market level and local television, print and direct mail campaigns. Domino's Pizza is consistently one of Ad Age's "100 Megabrands," a list which includes other prominent brands such as Southwest Airlines(R), Wal-Mart(R), Microsoft(R) and Home Depot(R).

        Focused and Cost-efficient Operating System. We have focused on pizza delivery since our founding in 1960. Over this time, we have developed a simple, cost-efficient operating system for producing a streamlined menu and delivery system. Our limited menu, efficient food production processes supported by our distribution system and extensive employee training programs allow us to produce our pizza in approximately ten minutes. The simplicity and efficiency of our store operations gives us significant advantages over competitors that also participate significantly in the carry-out or dine-in segments of the pizza market and, as a result, have more complex operations. Consequently, we believe these competitors have a difficult time matching Domino's value, quality and consistency in the delivery segment. Additionally, this focus on simplicity and efficiency has led to impressive customer satisfaction results. In 2001, Domino's Pizza ranked second overall in customer service in the quick service restaurant ("QSR") category according to the American Customer Satisfaction Index, a survey conducted by the University of Michigan and the National Quality Research Center. Our improvement from the 2000 survey was the single greatest year-over-year improvement ever recorded in this QSR survey.

        Minimal Capital Requirements. We have minimal capital expenditure and working capital requirements. Our capital expenditures are low because we focus on delivery and because our franchisees fund capital expenditures for their stores. Since our stores do not generally offer dine-in service, they do not require expensive restaurant facilities, are relatively small (1,000-1,300 square feet) and are inexpensive to build and furnish as compared to other QSR establishments. A new Domino's Pizza store typically requires $150,000 to $300,000 in initial capital, far less than the typical establishments of many of our major competitors. Because approximately 89% of our domestic stores are franchised and nearly 100% of our international stores are franchised, our share of system-wide capital expenditures is small. In addition, Domino's requires minimal working capital as we collect more than 97% of our royalties from domestic franchisees within three weeks of when the royalty is generated, collect approximately 96% of Distribution receivables within 15 days of the related sale and generally achieve approximately 40 - 50 inventory turns per year in our regional distribution centers. We believe these minimal working capital requirements are advantageous for funding our continued growth.

        Strong Franchise Relationships. We believe that our strong relationships with franchisees are a critical component of our success. We support our franchisees by providing brand/sales building programs, employee training, financial incentives and infrastructure support. We employ an owner-operator model that results in our franchisees owning an average of three stores, considerably fewer than most franchise models. Our strong cooperation with our franchisees is demonstrated by an approximately 98% voluntary participation rate in our Domestic Distribution system and strong franchisee participation in cooperative advertising programs. We generally experience a franchise contract renewal rate of over 99% and 112 new franchisees entered our domestic system in 2001. We believe our franchise system will continue to be a growing component of our business.

        Efficient National Distribution System. We operate a network of 18 regional distribution centers. Each distribution center is generally located within a 300-mile radius of the domestic stores it serves. We take advantage of volume purchasing of food and supplies, to provide consistency, efficiencies of scale and low cost distribution. Our distribution system has an on-time accuracy rate of approximately 99% which allows our store managers to focus on store operations and customer service.

BUSINESS STRATEGY

        As our vision statement emphasizes, we are "Exceptional people on a mission to be the best pizza delivery company in the world!" Our business strategy has been to grow revenues and profitability by focusing on our delivery expertise: prompt delivery of high quality food products, operational excellence and brand recognition through strong promotional advertising. This strategy has resulted in our leading pizza delivery market position and strong track record of profitable growth. We intend to achieve further growth and strengthen our competitive position through the continued implementation of this strategy and the following initiatives:

       Focus on Core Competencies. We believe four core competencies are crucial to our future growth:

       .  PeopleFirst - our initiative to attract and retain high quality
          -----------
          team members throughout our system. Our desired outcomes are to reduce turnover and maintain continuity in our workforce.

       .  Build the Brand - our initiative to strengthen and build on our
          ---------------
          strong brand equity. Our desired outcomes are to accelerate growth, be the brand of first choice for consumers worldwide, create competitive advantages and deliver consistent results.

       .  Maintain High Standards - our initiative to elevate and maintain
          -----------------------
          quality throughout our system. Our desired outcomes are to make quality a competitive advantage, have consistency in execution, control costs and support our stores.

       .  Flawless Execution - our initiative to perfect our operations.  Our
          ------------------
          desired outcomes are to maintain the best operating model, make our team members a competitive advantage, operate our stores with smart hustle and align ourselves with our franchisees.

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

        Leverage Market Leadership Position and High Brand Awareness. Domino's is the leading pizza delivery company in the United States. System-wide sales by our Domestic Stores accounted for more than 19% of the United States pizza delivery market in 2001. Our market leadership position and strong brand give us significant marketing strength relative to many of our competitors. We believe strong brand recognition is important in the pizza delivery industry because consumer decisions are strongly influenced by brand awareness. We intend to continue investments that promote our brand name and enhance our recognition as the leader in pizza delivery.

        Expand Store Base. We plan to continue expanding our base of traditional domestic stores, enter new domestic markets and increase our network of international stores. We also plan to continue investigating and capitalizing on opportunities to grow in non-traditional markets (e.g. rural markets, convenience stores, stadiums, etc...). We also plan to continually evaluate our mix of Company-owned and franchised stores and take advantage of opportunities to increase shareholder value by refranchising certain markets while acquiring franchise stores in other markets.

COMPANY HISTORY

        Thomas S. Monaghan founded the Company in 1960. Prior to December 1998, Domino's was a wholly-owned subsidiary of Domino's Pizza LLC (formerly known as Domino's Pizza, Inc.) ("Domino's Pizza"). During December 1998, prior to the recapitalization described below, Domino's Pizza distributed its ownership interest in Domino's to TISM, Inc. ("TISM"), Domino's current parent company. TISM then contributed its ownership interest in Domino's Pizza, which had been a wholly-owned subsidiary of TISM, to Domino's, effectively converting Domino's from a subsidiary of Domino's Pizza to the parent company of Domino's Pizza.

        On December 21, 1998, investors, including funds associated with Bain Capital, Inc. ("Bain Capital"), management and others (collectively, the "Investor Group"), acquired a controlling interest in Domino's through a recapitalization of TISM that resulted in the reorganization and acquisition of Domino's by the Investor Group from Thomas S. Monaghan and certain members of his family (collectively, the "Original Stockholders") (the "Recapitalization"). The Investor Group invested $229.2 million to acquire common stock of TISM, which represented approximately 93% of its outstanding common stock immediately following the Recapitalization, and $101.1 million to acquire cumulative preferred stock of TISM, which represented 100% of its outstanding preferred stock immediately following the Recapitalization. The Original Stockholders held a 7% economic equity interest and a 36.3% voting equity interest in TISM immediately following the Recapitalization. The Original Stockholders received $903.2 million for their remaining common stock and TISM contingent notes payable for up to an aggregate of $15 million in certain circumstances upon the sale or transfer to non-affiliates by Bain Capital of more than 50% of their initial common stock ownership in TISM. Thomas S. Monaghan was also paid $50 million under a covenant not-to-compete.

        The Recapitalization and related expenses were financed in part through the investments of the Investor Group described above and borrowings under a new senior credit facility with aggregate availability of $545 million, consisting of $445 million in term loans and a revolving credit facility of up to $100 million, and the sale of $275 million of 10 3/8% Senior Subordinated Notes due in 2009.

OPERATIONS

        General. We believe our operating model is different from other pizza competitors that are not focused primarily on delivery. Our business model has competitive advantages, including production-oriented store design, efficient and consistent operational processes, strategic locations to facilitate delivery service, favorable store economics, a focused menu and a comprehensive store audit program.

        Production-Oriented Store Design. Our typical store is small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, high-quality pizza for delivery. Our stores are primarily production facilities and, accordingly, do not generally have a dine-in section.

        Efficient and Consistent Operational Processes. Each store executes an operational process which includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing and delivery. The entire order taking and pizza production process is designed for completion in approximately ten minutes. This simple and focused operational process has been achieved through years of continuous improvement, resulting in a high level of efficiency.

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

        Favorable Store Economics. Because our stores do not generally offer dine-in service or rely heavily on carry-out, the stores typically do not require expensive real estate, are relatively small, and are inexpensive to build-out and furnish as compared to many other QSR establishments. A new Domino's Pizza store typically requires $150,000 to $300,000 in initial capital, far less than many other QSR establishments. Our stores also benefit from lower maintenance costs as store assets have long lives and updates are not frequently required.

        Focused Menu. We maintain a focused menu that is designed to present an attractive, high quality offering to customers, while minimizing errors in the order taking and food preparation process and expediting safe delivery. Our basic menu has three simple components: pizza type, pizza size and pizza toppings. Most stores carry two sizes of traditional Hand-Tossed, Thin Crust and Deep Dish pizza. The typical store also offers buffalo wings, bread sticks, cheesy bread, CinnaStix(R) and Coca-Cola(R) soft drink products. We also occasionally offer new products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

        Comprehensive Store Audit Program. We utilize a comprehensive store audit program to ensure that our domestic Company-owned and franchised stores are meeting both our stringent standards as well as the expectations of our customers. Additionally, it is our priority to ensure that every Domino's Pizza store is operating in an efficient, consistent manner while maintaining the highest standards of food quality and team member safety. In 2000, we developed an improved store audit program that is focused on addressing certain areas that we believe are critical to the operation of high quality Domino's Pizza stores. Since the implementation of this improved comprehensive store audit program, we have observed a direct correlation between stores that are improving their audit scores and stores with increasing sales.

DIVISIONAL OVERVIEW

        General. We operate three business segments: (i) Domestic Stores, consisting of domestic corporate operations, which operates our domestic network of 519 Company-owned stores, and domestic franchise operations, which oversees our domestic network of 4,294 franchise stores; (ii) Domestic Distribution, which operates 18 regional food distribution centers and one equipment distribution center supplying food, equipment and supplies to our Domestic Stores and equipment to our international stores; and (iii) International, which oversees our network of 2,243 international franchise stores in 65 international markets and operates 14 Company-owned stores in the Netherlands and two Company-owned stores in France. International also distributes food to certain markets from distribution centers in Alaska, Hawaii, Canada, the Netherlands and France.

        Domestic Stores. Our domestic network of Company-owned stores plays an important strategic role in our predominately franchised system. In addition to generating significant revenues and profits, we utilize our domestic Company-owned stores as a forum for training new store managers and prospective franchisees, and as a test site for new products and promotions and store operational improvements. We also believe that our domestic Company-owned stores add economies of scale for advertising, marketing and other costs traditionally borne by our franchisees. Domestic corporate operations is divided into two geographic regions and is managed through eight field offices. The field offices provide direct supervision over our domestic Company-owned stores. Additionally, the field offices provide training, store operational audits and marketing services for our domestic Company-owned stores.

        Our domestic franchises are operated by highly qualified entrepreneurs who own and operate an average of three stores. Our principal sources of revenue from domestic franchise store operations are royalty payments based on store sales and, to a much lesser extent, fees for store openings and transfers.

        Our domestic franchises are currently managed through three regional offices located in Atlanta, Georgia, Santa Ana, California and Linthicum, Maryland. The regional offices provide training, financial analysis, store development, store operational audits and marketing services for our franchisees. We maintain a close relationship and direct link with our franchise stores through regional franchise teams, an array of computer-based training materials that ensure franchise stores operate in compliance with specified standards, and franchise advisory groups that facilitate communications between us and our franchisees.

        Domestic Distribution. Domestic Distribution operates distribution centers that purchase, receive, store and deliver uniform, high-quality pizza-related food products, supplies and equipment to Domestic Stores. Each regional food distribution center serves an average of 267 stores, generally located within a 300-mile radius.

        Distribution services all of our domestic Company-owned stores and approximately 98% of our domestic franchise stores. We believe that this participation rate is particularly impressive and reflective of our world-class distribution centers given the fact that our domestic franchisees have the option of purchasing food, supplies and equipment from approved independent suppliers. Distribution supplies products ranging from fresh dough, cheese and basic food items to pizza boxes and cleaning supplies. Distribution drivers generally unload supplies and stock store shelves after hours, thereby minimizing disruption of store operations during peak hours. We believe that franchisees choose to obtain supplies from us because we provide the most efficient, convenient and cost-effective alternative.

        Distribution offers a profit-sharing arrangement to stores that purchase 100% of their food and supplies from Distribution. All of our domestic Company-owned stores and substantially all domestic franchise stores buying from Distribution participate in our profit-sharing program. We believe these arrangements strengthen our ties with these franchisees, secure a stable source of revenue and profits for the Company and provide incentives for franchisees to work closely with us to reduce costs. These profit-sharing arrangements provide domestic Company-owned stores and participating franchisees with 50% of their regional distribution center's pre-tax profits. Distribution paid out approximately $37.8 million to franchisees participating in the profit-sharing program in 2001.

        Distribution's information systems are an integral part of its superior customer service. Distribution employs routing strategies to maximize on-time deliveries, utilizing software to determine store routes on a daily basis for optimal efficiency. Through our strategic distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately
99% in 2001.

        International. International oversees our network of 2,243 franchise stores in 65 international markets and operates 14 Company-owned stores in the Netherlands and two Company-owned stores in France. International also distributes food to certain markets from distribution centers in Alaska, Hawaii, Canada, the Netherlands and France.

        We have over 400 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, more than 200 franchise stores in each of Canada and the United Kingdom and over 100 franchise stores in each of Australia, Japan, South Korea and Taiwan. The principal sources of revenues from international operations are royalty payments based on sales from franchisees and, to a lesser extent, food sales to franchisees and fees from master franchise agreements and store openings.

        We generally grant international franchises through master franchise agreements to entities that have extensive knowledge of the local markets. These master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and distribution centers in a particular geographic area and contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. In a small number of countries, we franchise directly to individual store operators.

FRANCHISE PROGRAM

        General. The success of our unique franchise formula, together with the relatively low initial capital investment required to open a franchise store, has enabled us to attract a large number of highly motivated entrepreneurs as franchisees. We consider franchisees to be a vital part of our continued growth and believe our relationships with franchisees are excellent.

        Domestic Franchisees. We maintain the strength of our franchise store base by seeking franchisees that are willing to commit themselves to operating franchise stores and by applying rigorous standards to prospective franchisees. Specifically, we generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of domestic franchisees prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in outside business investments, which focuses the franchisees on operating their stores. We believe these standards are unique to the franchise industry and result in highly qualified and focused store operators, while helping to maintain the strength of the Domino's Pizza brand.

        We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store for a term of ten years, with an option to renew for an additional ten years. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchise store. During the term of the franchise agreement, the franchisee is generally required to pay a 5.5% royalty fee on sales, subject, in certain instances, to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee's failure to make required payments when due or failure to adhere to specified company policies and standards.

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

        Franchisee Financing. We may provide financing of up to $100,000 for the purpose of opening new stores to franchisees who are creditworthy and have adequate working capital. The franchisees may use the funds to purchase equipment, signage, leasehold improvements or supplies, with the condition that leasehold improvements cannot exceed $35,000. We have also historically offered to finance the sale of certain domestic Company-owned stores to domestic franchisees and finance the implementation of new products and programs such as the rollout of our HeatWave(R) hot bag systems. In addition, we have notes outstanding to various international franchisees. Substantially all of the related loans require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. At December 30, 2001, loans outstanding under the above financing programs totaled $22.2 million. We may continue these types of programs in the future at our discretion.

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

        Franchise Operations. We enforce stringent standards over franchise operations to protect our brand and image. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, including matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has full discretion to determine the product prices to be charged to its customers. We also provide support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards through which franchisees contribute to system-wide initiatives.

        International Franchisees. The majority of franchisees outside of the contiguous United States are master franchisees with franchise and distribution rights for entire regions or countries. Prospective candidates are required to possess or have access to local market knowledge required to establish and develop Domino's Pizza stores and a distribution system. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture and laws. We also seek candidates that have access to sufficient capital to meet growth and development plans.

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

DOMINO'S IMAGE CAMPAIGN

        We have implemented a relocation and re-imaging campaign aimed at increasing store sales and market share through improved brand visibility. This campaign involves relocating selected stores, upgrading store interiors, adding new signage to draw attention to the store and providing contemporary uniforms for employees. If a store is already in a strong location, the signage and carry-out areas are updated as needed. The capital expenditures required to re-image the front 15 feet of a domestic Company-owned store, including signage, averages approximately $30,000 per store. The capital expenditures required to relocate a domestic Company-owned store averages approximately $190,000 per store. At the end of 2001, approximately 54% of the Domestic Stores have been re-imaged or relocated. We plan to continue to re-image and relocate our stores until each store meets our new image standards.

DOMINO'S PULSE

        We are in the process of developing and deploying our next generation store system ("PULSE"). PULSE is a state-of-the-art point of sale system that we believe will improve customer service, improve operational efficiencies and drive sales increases. PULSE contains several enhanced features from our existing point of sale system, including, but not limited to: (i) touch screen ordering, which improves accuracy and facilitates more efficient order taking,
(ii) an internet based delivery routing system, which increases safety and reduces delivery times, (iii) improved administrative and reporting capabilities, and (iv) a customer relationship management tool. We plan to install PULSE in all of our domestic Company-owned stores over the near term. Also, while PULSE is not currently a system standard, we will offer PULSE to any domestic franchise store where the franchisee opts to purchase the system.

MARKETING OPERATIONS

        We coordinate domestic advertising and marketing efforts at the national and local market levels. We require Domestic Stores to contribute 3% of their net sales to fund national marketing and advertising campaigns. These funds are administered by Domino's National Advertising Fund, Inc. ("DNAF"), an affiliated not-for-profit organization. The funds remitted to DNAF are used primarily to purchase television advertising, but also supports market research, field communications, commercial production, talent payments and other activities supporting the Domino's Pizza brand. We require stores to additionally contribute a minimum of 1% of net sales to local market level media campaigns. Franchise store contributions to local market level media campaigns currently average approximately 2.4% of net sales in our top 40 markets.

        We estimate that Domestic Stores also spend an additional 3% to 5% of their net sales on local store marketing, including targeted database mailings, saturation print mailings to households in a target area and community involvement through school and civic organizations. We provide cost effective print materials to franchisees for use in local marketing that reinforce our national branding strategy.

        By communicating common brand direction at the national, local market and store levels, we create a consistent marketing message to our customers. Over the past five years, we estimate that Domestic Stores have invested approximately $1.1 billion in system-wide advertising at the national and local market levels.

        Internationally, marketing efforts are primarily the responsibility of the franchisee in the local market. We assist international franchisees with their marketing efforts through marketing workshops, market visits and knowledge sharing of best practices.

SUPPLIERS

        Our suppliers are required to meet or exceed strict quality standards to ensure food safety. We believe that the length and quality of our relationships with suppliers provides us with priority service at competitive prices. We have maintained active relationships of over 15 years with more than half of our major suppliers. We have typically relied on oral rather than written contracts with our suppliers. In addition, we believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which gives us the ability to maximize leverage with our suppliers. Second, in four of our five key product categories (meats, dough products, boxes and sauce), we generally retain active purchasing relationships with at least two suppliers. This purchasing strategy allows us to shift purchases among suppliers based on quality, price and timeliness of delivery. The Company has not experienced any significant shortages of supplies. For the year ended December 30, 2001, our cheese supplier accounted for approximately 38% of our distribution cost of sales. Prices charged to us by our suppliers are subject to fluctuation and we have historically been able to pass increased costs onto our customers. There can be no assurances that we will be able to continue this in the future.

COMPETITION

        The pizza delivery market is highly fragmented. In this market, we compete against regional and local companies as well as national chains, including Pizza Hut(R) and Papa John's(R). We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with other international, national, regional and local restaurants and QSR establishments. The overall food service industry and the QSR segment is intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, currency fluctuations to the extent international operations are involved, demographic trends and consumers' disposable income. We compete within the food service industry and the QSR segment not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

GOVERNMENT REGULATION

        We are subject to various Federal, state and local laws affecting the operation of our business, as are our franchisees. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our distribution facilities are licensed and subject to regulation by Federal, state and local health and fire codes.

        We are subject to the rules and regulations of the Federal Trade Commission (FTC) and various state laws regulating the offer and sale of franchises. The FTC and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees. A number of states regulate the sale of franchises and require registration of the franchise offering circular with state authorities and the delivery of a franchise offering circular to prospective franchisees. We are operating under exemptions from registration in several states based on net worth and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for Federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply.

        Internationally, our franchise stores are subject to national and local laws and regulations that often are similar to those affecting our Domestic Stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international franchise stores are also often subject to tariffs and regulations on imported commodities and equipment and laws regulating foreign investment.

TRADEMARKS

        Domino's has many registered trademarks and service marks and believes that the Domino's Pizza mark has significant value and is materially important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. Domino's licenses the use of its registered marks to franchisees through the franchise agreement.

RESEARCH AND DEVELOPMENT

        We operate research and product development facilities at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development costs were approximately $2.8 million, $3.3 million and $2.8 million in 2001, 2000 and 1999, respectively.

WORKING CAPITAL

        Information about the Company's working capital is included in Management's Discussion and Analysis of Financial Condition and Results of Operation in Part II, Item 7., page 19.

CUSTOMERS

        The Company's business is not dependent upon a single customer or small group of customers. No customer accounted for more than 10% of total consolidated revenues in 2001, 2000 or 1999.

SEASONAL OPERATIONS

        The Company's business is not typically seasonal.

BACKLOG ORDERS

        The Company has no backlog orders as of December 30, 2001.

GOVERNMENT CONTRACTS

        No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

ENVIRONMENTAL MATTERS

        The Company is not aware of any Federal, state or local environmental laws or regulations that will materially affect its earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2001, there were no material capital expenditures for environmental control facilities and no such material expenditures are expected.

EMPLOYEES

        As of December 30, 2001, we had approximately 12,600 employees, excluding employees of franchise-operated stores. None of our domestic employees are represented by unions. We consider our relationships with our employees to be excellent.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

        Financial information about international and United States markets is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operation and the consolidated financial statements and related footnotes in Part II, Item 6., pages 13 through 14, Item 7., pages 15 through 21 and Item 8., pages 23 through 47, respectively of this Form 10-K.

ITEM 2. PROPERTIES.

        We lease approximately 185,000 square feet for our World Resource Center and distribution facility located in Ann Arbor, Michigan under an operating lease with Domino's Farms Office Park Limited Partnership, a related party, for a term of five years commencing December 21, 1998, with an option to renew for an additional five-year term.

        We own facilities at eight domestic Company-owned stores and five distribution facilities. We also own and lease ten store facilities to domestic franchisees. All other domestic Company-owned stores and facilities are leased by us, typically with five-year leases with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability, general liability, automobile and franchisee claims arising in the ordinary course of business. In the opinion of the Company's management, these matters, individually and in the aggregate, will not have a material adverse effect on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        As of March 15, 2002, Domino's had 3,000 authorized shares of common stock, par value $0.01 per share, of which 10 were issued and outstanding and held by TISM. There is no established public trading market for Domino's common stock. Domino's ability to pay dividends is limited under the indenture related to the Senior Subordinated Notes.

ITEM 6. SELECTED FINANCIAL DATA.

        The following selected financial data, with the exception of system-wide sales information and store data, as of and for the fiscal years ended December 30, 2001, December 31, 2000, January 2, 2000, January 3, 1999 (consists of 53 weeks) and December 28, 1997, is derived from the audited consolidated financial statements of Domino's, Inc. and subsidiaries. The data should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operation.

(In thousands, except store data)     2001        2000      1999 (a)      1998        1997
                                      ----        ----      --------      ----        ----
System-wide Sales (unaudited):
Domestic                           $2,816,745  $2,647,221  $2,563,311  $2,505,991  $2,294,224
International                         967,891     896,254     800,989     717,694     633,857
                                   ----------  ----------  ----------  ----------  ----------
                                   $3,784,636  $3,543,475  $3,364,300  $3,223,685  $2,928,081
                                   ==========  ==========  ==========  ==========  ==========

Operating Data:
Revenues                           $1,258,281  $1,166,080  $1,156,639  $1,176,778  $1,044,790
Income from operations                127,105     112,354      75,628      70,269      65,004
Income before provision (benefit)
   for income taxes and
   extraordinary item                  60,820      41,098       2,504      63,948      61,471
Provision (benefit) for income
   taxes (b)                           23,713      16,073         419     (12,928)        366
Gain (loss) on debt
   extinguishment, net of tax            (327)        181           -           -           -
Net income                             36,780      25,206       2,085      76,876      61,105

Other Financial Data:
EBITDA (c)                         $  162,161  $  147,296  $  131,055  $   94,962  $   83,140
Net cash provided by operating
   activities                          79,646      57,602      63,268      64,731      73,408
Depreciation and other non-cash
   items (d)                           48,184      46,718      57,542      (5,718)     19,594
Capital expenditures                   40,606      37,903      27,882      48,359      31,625

Balance Sheet Data (e):
Total assets                       $  382,293  $  373,765  $  381,130  $  387,891  $  212,978
Long-term debt                        611,532     664,592     696,132     720,480      36,438
Total debt                            654,689     686,074     717,570     728,126      44,408
Stockholder's equity (deficit)       (424,874)   (454,807)   (478,966)   (483,775)     26,118

Store Data (unaudited):                  2001        2000        1999        1998        1997
                                         ----        ----        ----        ----        ----
Yearend Store Counts:
--------------------
Domestic Corporate Stores                 519         626         656         642         767
Domestic Franchise                      4,294       4,192       3,973       3,847       3,664
                                        -----       -----       -----       -----       -----
Domestic Stores                         4,813       4,818       4,629       4,489       4,431
                                        -----       -----       -----       -----       -----

International                           2,259       2,159       1,930       1,730       1,520
                                        -----       -----       -----       -----       -----
Total                                   7,072       6,977       6,559       6,219       5,951
                                        =====       =====       =====       =====       =====

Same Store Sales Growth:
-----------------------
Domestic Corporate Stores                 7.3%       (0.9%)       1.7%        4.0%        4.5%
Domestic Franchise                        3.6         0.1         2.9         4.6         7.3
                                        -----       -----       -----       -----       -----
Domestic Stores                           4.0%        0.0%        2.8%        4.5%        6.8%
                                        =====       =====       =====       =====       =====

International (constant dollar)           6.4%        3.7%        3.6%        3.4%       11.1%
                                        =====       =====       =====       =====       =====

(a) In 1999, the Company recognized $7.6 million in restructuring charges comprised of staff reduction costs of $6.3 million and exit cost liabilities of $1.3 million.

(b) On December 30, 1996, the Company elected to be an "S" Corporation for Federal income tax purposes. The Company reverted to "C" Corporation status effective December 21, 1998. On a pro forma basis, had the Company been a "C" Corporation throughout this period, income tax expense would have been higher by the following amounts (unaudited): fiscal year ended December 28, 1997 -- $25.4 million; fiscal year ended January 3, 1999 -- $36.8 million.

(c) EBITDA represents earnings before interest, taxes, depreciation, amortization, gain (loss) on sale of assets, extraordinary items and, in 1999, the legal settlement expense indemnified by a TISM stockholder. EBITDA information is provided as we use it extensively in internal management reporting to evaluate our business segments, we believe it assists the investing community in evaluating our company, and it is an important measure in our debt agreements. EBITDA should not be considered as an alternative to cash flow from operating activities as a measure of liquidity, as an alternative to net income as a measure of our financial performance, or as an alternative to any other measure of performance in accordance with accounting principles generally accepted in the United States.

(d) In 1998, depreciation and other non-cash items includes $27.6 million of benefit for deferred income taxes relating to the Company's reversion to "C" Corporation status effective December 21, 1998.

(e) In 1998, the Company incurred significant debt as part of the Recapitalization. The Company distributed to TISM significantly all of the proceeds from the issuance of debt resulting in a significant charge to stockholder's equity.

The following table sets forth a reconciliation of income from operations to
EBITDA:

                                                                        Fiscal Year
                                                -------------------------------------------------

Dollars in Thousands                              2001      2000         1999     1998     1997
                                                  ----      ----         ----     ----     ----
Income from operations                          $127,105  $112,354     $ 75,628  $70,269  $65,004
Loss (gain) on sale of assets                      1,964     1,338         (316)   1,570    1,197
Legal settlement expense indemnified by a TISM
   stockholder                                         -         -        4,000        -        -
Depreciation and amortization                     33,092    33,604       51,743   23,123   16,939
                                                --------  --------     --------  -------  -------
EBITDA                                          $162,161  $147,296     $131,055  $94,962  $83,140
                                                ========  ========     ========  =======  =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

CRITICAL ACCOUNTING POLICIES

       The following discussion and analysis of financial condition and results of operation is based on the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company's management evaluates its estimates, including those related to revenue recognition, uncollectible accounts, self-insurance and legal matters and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our estimates could materially impact our results of operation and financial condition for any particular period. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K. We believe that our most critical accounting policies are:

     .    Revenue Recognition - The Company earns its revenues through its
          -------------------
          network of domestic Company-owned and franchised stores, distribution centers and international operations. Retail sales of food from Company-owned stores and royalty revenues resulting from the retail sales of food from franchised stores are recognized as revenues when the food is delivered to or carried out by customers. Sales of food from the Company's distribution centers are recognized as revenues upon delivery of the food to franchisees while sales of equipment and supplies from the Company's distribution centers are generally recognized as revenues upon shipment of the related products to franchisees. See Note 1 to the consolidated financial statements.

     .    Allowance for Uncollectible Accounts - The Company closely monitors
          ------------------------------------
          its accounts and notes receivable balances and provides allowances for uncollectible accounts as a result of its reviews. These estimates are based on, among other factors, historical collection experience and a review of our receivables by aging category. Additionally, the Company may also provide allowances for uncollectible receivables based on specific customer collection issues that have been identified. While write-offs of bad debts have historically been within our expectations and the provisions established, management cannot guarantee that future write-offs will not exceed historical rates. Specifically, if the financial condition of our franchisees were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. See Note 1 to the consolidated financial statements.

     .    Self-insurance and Legal Matters - The Company is a party to
          --------------------------------
          lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.. The Company is also partially self-insured for workers' compensation, general liability and owned and non-owned automobile liabilities primarily for periods prior to December 1998. These insurance reserves are determined using actuarial estimates, which are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. See Note 1 and Note 3 to the consolidated financial statements.

     .    Income Taxes - The Company's deferred tax assets, net of related
          ------------
          reserves, assumes that the Company will generate sufficient taxable income in certain tax jurisdictions, based on estimates and assumptions. The recorded amounts also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. If these estimates and assumptions change in the future, the Company may be required to record a valuation allowance resulting in additional income tax expense in the Company's consolidated statement of income. See Note 4 to the consolidated financial statements.

STORE GROWTH ACTIVITY

       The following is a summary of the Company's store growth activity for fiscal 2001 (unaudited):

                           Beginning                                End of
                           of Period  Opened  Closed     Transfers  Period
                           ---------  ------  ------     ---------  ------
Domestic Corporate Stores      626      15      (27)       (95)        519
Domestic Franchise           4,192     183     (176)(a)     95       4,294
                             -----     ---     ----        ---       -----
Domestic Stores              4,818     198     (203)         -       4,813
International                2,159     215     (115)         -       2,259
                             -----     ---     ----        ---       -----
Total                        6,977     413     (318)         -       7,072
                             =====     ===     ====        ===       =====

(a) Includes a 51 unit reduction as a result of the Company's revised definition of a store in 2001. During 2001, the Company reviewed its store definition and decided to exclude any retail location that was open less than 52 weeks and had annual sales of less than $100,000 from its total store count. Although these units are no longer included in the Company's store counts, revenues and profits generated from these units will continue to be recognized in the Company's operating results.

2001 COMPARED TO 2000

Revenues
--------

General. Revenues include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic franchise and international stores.

Total revenues increased 7.9% to $1.258 billion in 2001, from $1.166 billion in 2000. This increase in total revenues is due primarily to an increase in domestic distribution revenues and, to a lesser extent, an increase in international and domestic franchise revenues. These results are more fully described below.

Domestic Stores
---------------
Domestic Corporate Stores. Revenues from domestic corporate store operations decreased 4.2% to $362.2 million in 2001, from $378.0 million in 2000.

This decrease is due primarily to a decrease in the average number of domestic Company-owned stores open during 2001, offset in part by an increase in same store sales. There were 519 and 626 domestic Company-owned stores in operation as of December 30, 2001 and December 31, 2000, respectively. This decrease is due primarily to the strategic sales of 95 domestic Company-owned stores to franchisees during 2001. The average number of domestic Company-owned stores in operation decreased by 83 to 565 stores in 2001 compared to 2000. This decrease was offset in part by an increase in same store sales for domestic Company-owned stores of 7.3% in 2001 compared to 2000.

Domestic Franchise. Revenues from domestic franchise operations increased 11.3% to $134.2 million in 2001, from $120.6 million in 2000.

This increase is due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2001. Same store sales for domestic franchise stores increased 3.6% in 2001 compared to 2000. There were 4,294 and 4,192 domestic franchise stores in operation as of December 30, 2001 and December 31, 2000, respectively. This increase in store counts is due to the addition of 278 domestic franchise stores in 2001, including the 95 Company-owned stores that were sold to franchisees, as discussed above. This increase in store counts was offset in part by the closing of 125 domestic franchise stores. Additionally, during 2001, the Company reviewed its store definition and decided to exclude any retail location that was open less than 52 weeks and had annual sales of less than $100,000 from its total store count. As a result of this change, the Company reduced its domestic franchise store counts by 51 units. Although these units are no longer included in the Company's store counts, revenues and profits generated from these units will continue to be recognized in the Company's operating results. The average number of domestic franchise stores in operation increased by 184 to 4,204 stores in 2001 compared to 2000.

Domestic Distribution
---------------------
Revenues from domestic distribution operations increased 14.5% to $691.9 million in 2001, from $604.1 million in 2000.

This increase is due primarily to an increase in volumes relating to an increase in domestic franchise same store sales and store counts in 2001, as well as a market increase in overall food prices, including cheese prices.

International
-------------
Revenues from international operations increased 10.4% to $70.0 million in 2001, from $63.4 million in 2000.

This increase is due primarily to an increase in same store sales and an increase in the average number of international stores open during 2001. On a constant dollar basis, same store sales increased 6.4% in 2001 compared to 2000. On a historical dollar basis, same store sales increased 0.7% in 2001 compared to 2000, reflecting a strengthening U.S. dollar. There were 2,259 and 2,159 international stores in operation as of December 30, 2001 and December 31, 2000, respectively. The average number of international stores in operation increased by 185 to 2,189 stores in 2001 compared to 2000.

Operating Expenses
------------------
Cost of sales increased 8.8% to $937.9 million in 2001, from $862.2 million in 2000. Gross profit increased 5.4% to $320.4 million in 2001, from $303.9 million in 2000. This increase in gross profit is due primarily to an increase in total revenues, primarily as a result of system-wide store and same store sales growth, as well as an increase in distribution volumes. This increase in gross profit was offset in part by an increase in food costs, including higher cheese costs in our domestic Company-owned stores. The cheese block price per pound averaged approximately $1.43 in 2001 compared to approximately $1.15 in 2000 and fluctuated significantly throughout 2001.

As a percentage of total revenues, gross profit decreased 0.6% to 25.5% in 2001, from 26.1% in 2000. This decrease is due primarily to an increase in food costs at our domestic Company-owned stores as a result of an increase in food costs, including higher cheese costs and labor and energy costs at our Company-owned stores.

General and administrative expenses increased 0.9% to $193.3 million in 2001, from $191.6 million in 2000. As a percentage of total revenues, general and administrative expenses decreased 1.0% to 15.4% in 2001, from 16.4% in 2000.

This increase in general and administrative expenses in 2001 is due primarily to an increase in labor costs, offset in part by a decrease in covenant not-to-compete amortization expense, a decrease in professional fees and a decrease in variable costs as a result of domestic Company-owned store divestitures. Covenant not-to-compete amortization expense, primarily related to the covenant obtained as part of the Recapitalization, decreased $5.7 million to $5.5 million in 2001, from $11.2 million in 2000. This decrease is amortization expense is due to the use of an accelerated amortization method. This decrease in general and administrative expenses as a percentage of total revenues is due primarily to the aforementioned decreases in professional fees, covenant not-to-compete amortization expense and certain variable costs at Company-owned stores.

Interest Expense
----------------
Interest expense decreased 9.5% to $68.1 million in 2001, from $75.2 million in 2000. This decrease is due primarily to a decrease in variable interest rates on our senior credit facility and reduced debt levels.

Provision for Income Taxes
--------------------------
Provision for income taxes increased $7.6 million to $23.7 million in 2001, from $16.1 million in 2000. This increase is due primarily to an increase in pre-tax income.

2000 COMPARED TO 1999

Revenues
--------
Total revenues increased 0.8% to $1.166 billion in 2000, from $1.157 billion in 1999. This increase in total revenues is due primarily to an increase in international and domestic franchise revenues. These results are more fully described below.

Domestic Stores
---------------
Domestic Corporate Stores. Revenues from domestic corporate store operations decreased slightly to $378.0 million in 2000, from $378.1 million in 1999.

This slight decrease is due primarily to a decrease in same store sales offset in part by an increase in the average number of domestic Company-owned stores open during 2000. Same store sales for domestic Company-owned stores decreased 0.9% in 2000 compared to 1999. There were 626 and 656 domestic Company-owned stores in operation as of December 31, 2000 and January 2, 2000, respectively. The average number of domestic Company-owned stores in operation increased by 2 to 648 stores in 2000 compared to 1999.

Domestic Franchise. Revenues from domestic franchise operations increased 3.3% to $120.6 million in 2000, from $116.7 million in 1999.

This increase is due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2000. Same store sales for domestic franchise stores increased 0.1% in 2000 compared to 1999. There were 4,192 and 3,973 domestic franchise stores in operation as of December 31, 2000 and January 2, 2000, respectively. The average number of domestic franchise stores in operation increased by 165 to 4,020 stores in 2000 compared to 1999.

Domestic Distribution
---------------------
Revenues from domestic distribution operations increased 0.1% to $604.1 million in 2000, from $603.4 million in 1999.

This increase is due primarily to an increase in volumes relating to an increase in domestic franchise same store sales and store counts in 2000, offset in part by a market decrease in cheese prices and an increase in demand for lower-priced fresh dough.

International
-------------
Revenues from international operations increased 8.6% to $63.4 million in 2000, from $58.4 million in 1999.

This increase is due primarily to an increase in same store sales and an increase in the average number of international stores open during 2000. On a constant dollar basis, same store sales increased 3.7% in 2000 compared to 1999. On a historical dollar basis, same store sales increased 1.6% in 2000 compared to 1999, reflecting a strengthening U.S. dollar. There were 2,159 and 1,930 international stores in operation as of December 31, 2000 and January 2, 2000, respectively. The average number of international stores in operation increased by 243 to 2,004 stores in 2000 compared to 1999.

Operating Expenses
------------------
Cost of sales increased 0.9% to $862.2 million in 2000, from $854.2 million in 1999. Gross profit increased 0.5% to $303.9 million in 2000, from $302.5 million in 1999. This increase in gross profit is due primarily to an increase in total revenues, primarily as a result of system-wide and same store sales growth, and lower food costs in part due to an increased demand for higher-margin fresh dough. This increase in gross profit was offset in part by an increase in labor costs in our domestic Company-owned stores and an increase in delivery expenses.

As a percentage of total revenues, gross profit decreased 0.1% in 2000 compared to 1999. This decrease is due primarily to an increase in labor costs at our domestic Company-owned stores and an increase in delivery expenses.

General and administrative expenses decreased 12.6% to $191.6 million in 2000, from $219.3 million in 1999. As a percentage of total revenues, general and administrative expenses decreased 2.6% to 16.4% in 2000, from 19.0% in 1999.

These decreases are due primarily to a decrease in covenant not-to-compete amortization expense and, to a lesser extent, savings realized from our corporate restructuring in late 1999 and a decrease in professional fees. Covenant not-to-compete amortization expense, primarily related to the covenant obtained as part of the Recapitalization, decreased $21.9 million to $11.2 million in 2000, from $33.1 million in 1999. This decrease is due to the use of an accelerated amortization method.

Interest Expense
----------------
Interest expense increased 1.5% to $75.2 million in 2000, from $74.1 million in 1999. This increase is due primarily to an increase in variable interest rates on our senior credit facility, offset in part by reduced debt levels.

Provision for Income Taxes
--------------------------
Provision for income taxes increased $15.7 million to $16.1 million in 2000, from $0.4 million in 1999. This increase is due primarily to an increase in pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
We had negative working capital of $22.8 million and cash and cash equivalents of $34.8 million at December 30, 2001. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to continue to fund planned capital expenditures and debt commitments from these sources.

As of December 30, 2001, we had $654.7 million of long-term debt, of which $43.2 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility and letters of credit issued under the revolving credit facility were $11.9 million. The borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $79.6 million and $57.6 million for 2001 and 2000, respectively. The $22.0 million increase is due primarily to an $11.6 million increase in net income, a $9.0 million net change in operating assets and liabilities and a $1.1 million change in the deferred income tax provision.

Cash used in investing activities was $34.8 million for both 2001 and 2000. Capital expenditures increased $2.7 million to $40.6 million in 2001. The main components of this increase are as follows: (i) a $6.0 million net increase in information systems spending primarily related to PULSE; (ii) a $1.4 million net decrease related to domestic Company-owned store relocations, re-images, and other upgrades; and (iii) a $1.9 million net decrease related to domestic distribution center and international activity. Proceeds from the sale of property, plant and equipment decreased $2.8 million to $2.2 million in 2001. The main component of this decrease was proceeds of $3.1 million received in 2000 related to store sales to franchisees. These increases in cash used in investing activities were offset by a $3.7 million decrease in acquisitions of franchise operations.

Cash used in financing activities was $35.2 million and $28.0 million for 2001 and 2000, respectively. The $7.2 million increase is due primarily to a $4.0 million capital contribution from TISM in 2000, a $2.3 million increase in distributions to TISM and a $0.9 million increase in repayments of long-term debt.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available under our senior credit facility or otherwise to enable us to service our indebtedness, including the senior credit facilities and the Senior Subordinated Notes, to redeem or refinance TISM's, our Parent company, Cumulative Preferred Stock when required or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the Senior Subordinated Notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

IMPACT OF INFLATION

We believe that our results of operation are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2001, 2000 or 1999. Severe increases in inflation, however, could affect the global and United States economy and could have an adverse impact on our business, financial condition and results of operation.

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board (FASB) has issued SFAS No. 142, "Goodwill and Other Intangible Assets", which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease upon adoption of this Statement. The Company is required to adopt this Statement during fiscal year 2002. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operation. Total goodwill amortization expense was $2.0 million in 2001.

CONTRACTUAL OBLIGATIONS

     The following is a summary of the Company's significant contractual obligations at December 30, 2001, as well as the maturities and future minimum commitments related to the contractual obligations (in thousands):

                                                    Amount Due by Year
                             -----------------------------------------------------------------
Obligation                    2002     2003     2004     2005     2006     Thereafter  Total
----------                    ----     ----     ----     ----     ----     ----------  -----
Long-term debt /(1)/         $43,157  $46,648  $63,885  $61,432  $61,432    $378,135  $654,689
Operating leases /(2)/        27,983   23,655   15,496   12,021    8,093      23,620   110,868
Management agreement /(3)/     2,000    2,000    2,000    2,000    2,000       2,000    12,000
Consulting agreement /(4)/       500      500      500      500      500       1,000     3,500
Other /(5)/                        -        -        -        -        -           -         -
                             -------  -------  -------  -------  -------    --------  --------
   Total                     $73,640  $72,803  $81,881  $75,953  $72,025    $404,755  $781,057
                             =======  =======  =======  =======  =======    ========  ========

   /(1)/ As part of the Recapitalization, the Company entered into a credit agreement with a consortium of banks primarily to finance a portion of the Recapitalization, to repay existing indebtedness under a previous credit agreement and to provide available borrowings for use in the normal course of business. The final scheduled principal payments on the outstanding borrowings are due in January 2009. The amounts included above could differ as a result of future excess cash sweep requirements, prepayments or other accelerations of senior credit facility payments, as defined in the related agreement.
   /(2)/ The Company leases retail store and distribution center locations, distribution vehicles, certain equipment and its World Resource Center under operating leases with expiration dates through 2016.
   /(3)/ As part of the Recapitalization, the TISM and its subsidiaries entered into a management agreement with an affiliate of a stockholder of TISM to provide certain management services. The Company is committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The thereafter column above represents one year of this commitment. However, this is an ongoing commitment that will remain in place until terminated by either party. TISM must also allow the affiliate to participate in the negotiation and consummation of future senior financing and pay the affiliate a fee, as defined in the management agreement.
   /(4)/ As part of the Recapitalization, the Company entered into a ten year consulting agreement with a Company and TISM Director and former majority TISM stockholder. The Company is obligated to pay $500,000 per year through 2008.

   /(5)/ TISM is contingently liable to pay a Company Director and former majority stockholder an amount not exceeding approximately $15 million under a note payable in the event the majority stockholders of TISM sell a certain percentage of their TISM common stock to an unaffiliated party. Separately, the Company may be required to purchase Senior Subordinated Notes upon a change of control, as defined. As of December 30, 2001, there were $259 million of Senior Subordinated Notes outstanding.

                           FORWARD LOOKING STATEMENTS
                           --------------------------

       This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operation. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

..  Our ability to grow and implement cost-saving strategies
..  Increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage
..  Our ability to compete domestically and internationally in our intensely competitive industry
.. Our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and distribution centers with qualified personnel
..  Our ability to pay principal and interest on our substantial debt
..  Our ability to borrow in the future
..  Our ability to find and/or retain suitable real estate for our stores and distribution centers
..  Adverse legislation or regulation
..  Adverse legal settlements
..  Changes in consumer taste, demographic trends and traffic patterns
..  Our ability to sustain or increase historical revenues and profit margins
..  Continuation of certain trends and general economic conditions in the industry
..  Adequacy of insurance coverage

        We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk
-----------

The Company is exposed to market risks primarily from interest rate changes on our variable rate debt. Management actively monitors this exposure. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Financial Derivatives
---------------------
The Company may enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs.

During 1999, we entered into two interest rate swap agreements (the 1999 Swap Agreements) to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under Term Loans A, B and C to a fixed rate of 5.12% through December 2001. As of December 30, 2001, the total notional amount under the 1999 Swap Agreements was $167.0 million. The 1999 Swap Agreements expired on December 31, 2001.

During 2001, we entered into an interest rate collar agreement and three interest rate swap agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under Term Loans A, B and C to various fixed rates over various terms. These agreements are summarized as follows:

                        Total
                       Notional
   Derivative           Amount                 Term                         Rate
--------------------  -------------  ---------------------------------- -----------------
Interest Rate Collar  $75.0 million         June 2001 - June 2003           3.86% - Floor
                                                                           6.00% - Ceiling
Interest Rate Swap    $75.0 million         June 2001 - June 2004              4.90%
Interest Rate Swap    $37.5 million    September 2001 - September 2003         3.645%
Interest Rate Swap    $37.5 million    September 2001 - September 2004         3.69%

Interest Rate Risk
------------------
The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of December 30, 2001, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.1%. At December 30, 2001, the weighted average interest rate on our $7.5 million of variable interest debt was approximately 5.8%.

The Company had total interest expense of approximately $68.1 million for the year ended December 30, 2001. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.8 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants

To Domino's, Inc.:

We have audited the accompanying consolidated balance sheets of DOMINO'S, INC. (a Delaware corporation) and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of income, comprehensive income, stockholder's deficit and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Domino's, Inc. and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States.

As explained in Note 1 to the financial statements, effective January 1, 2001, Domino's, Inc. and subsidiaries changed its method of accounting related to derivatives and hedging activities in accordance with the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

                                            /s/ ARTHUR ANDERSEN LLP

Detroit, Michigan,
 January 30, 2002.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
               (In thousands, except share and per share amounts)

                                                       December 30, December 31,
ASSETS                                                     2001        2000
------                                                 -----------  ------------

CURRENT ASSETS:
  Cash and cash equivalents                               $ 34,842     $ 25,136
  Accounts receivable, net of reserves of
  $6,071 in 2001 and $3,561 in 2000                         54,225       48,682
  Notes receivable, net of reserves of
  $1,546 in 2001 and $783 in 2000                            4,024        3,833
  Inventories                                               22,088       19,086
  Prepaid expenses and other                                 4,892       10,716
  Deferred income taxes                                     11,302        9,290
                                                          --------     --------
     Total current assets                                  131,373      116,743
                                                          --------     --------

PROPERTY, PLANT AND EQUIPMENT:
  Land and buildings                                        15,983       14,917
  Leasehold and other improvements                          50,684       55,100
  Equipment                                                114,904      114,456
  Construction in progress                                   5,837        7,366
                                                          --------     --------
                                                           187,408      191,839
  Accumulated depreciation and amortization                 99,763      106,526
                                                          --------     --------
     Property, plant and equipment, net                     87,645       85,313
                                                          --------     --------

OTHER ASSETS:
  Investments in marketable securities, restricted           3,602        3,962
  Notes receivable, less current portion, net of
   reserves of $1,947 in 2001 and $2,358 in 2000            14,720       12,066
  Deferred financing costs, net of accumulated
   amortization of $18,040 in 2001 and $12,326 in 2000      24,594       30,626
  Goodwill, net of accumulated amortization of
   $10,179 in 2001 and $10,107 in 2000                      12,673       14,944
  Covenants not-to-compete, net of accumulated
   amortization of $59,295 in 2001 and $54,223 in 2000         333        5,851
  Capitalized software, net of accumulated amortization
   of $28,349 in 2001 and $20,102 in 2000                   34,408       27,388
  Other assets, net of accumulated amortization and
   reserves of $4,913 in 2001 and $6,245 in 2000             6,675        5,619
  Deferred income taxes                                     66,270       71,253
                                                          --------     --------
     Total other assets                                    163,275      171,709
                                                          --------     --------

     Total assets                                         $382,293     $373,765
                                                          ========     ========

    The accompanying notes are an integral part of these consolidated balance sheets.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                  (Continued)
               (In thousands, except share and per share amounts)

                                                      December 30,  December 31,
LIABILITIES AND STOCKHOLDER'S DEFICIT                    2001          2000
-------------------------------------                 -------------- -----------

CURRENT LIABILITIES:
  Current portion of long-term debt                    $     43,157  $   21,482
  Accounts payable                                           30,125      38,335
  Accrued compensation                                       26,620      17,977
  Accrued interest                                           14,674      12,922
  Accrued income taxes                                        2,164         876
  Insurance reserves                                          7,365       6,793
  Other accrued liabilities                                  30,029      25,025
                                                       ------------  ----------
     Total current liabilities                              154,134     123,410
                                                       ------------  ----------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion                      611,532     664,592
  Insurance reserves                                          6,334       9,633
  Other accrued liabilities                                  35,167      30,937
                                                       ------------  ----------
     Total long-term liabilities                            653,033     705,162
                                                       ------------  ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, par value $0.01 per share; 3,000
   shares authorized; 10 shares issued and outstanding        -           -
  Additional paid-in capital                                120,202     120,202
  Retained deficit                                         (542,540)   (574,657)
  Accumulated other comprehensive loss                       (2,536)       (352)
                                                       ------------  ----------
     Total stockholder's deficit                           (424,874)   (454,807)
                                                       ------------  ----------

     Total liabilities and stockholder's deficit       $    382,293  $  373,765
                                                       ============  ==========

    The accompanying notes are an integral part of these consolidated balance sheets.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                        CONSOLIDATED STATEMENTS OF INCOME
                        ---------------------------------
                                 (In thousands)

                                                For the Years Ended
                                      ----------------------------------------
                                        December 30, December 31,   January 2,
                                           2001          2000         2000
                                      ------------   ----------- -------------
REVENUES:
  Domestic corporate stores            $  362,189     $  377,971  $   378,081
  Domestic franchise                      134,195        120,608      116,715
  Domestic distribution                   691,902        604,096      603,441
  International                            69,995         63,405       58,402
                                       ----------    -----------  -----------
     Total revenues                     1,258,281      1,166,080    1,156,639
                                       ----------    -----------  -----------

OPERATING EXPENSES:
  Cost of sales                           937,899        862,161      854,151
  General and administrative              193,277        191,565      219,277
  Restructuring                              -              -           7,583
                                       ----------    -----------  -----------
     Total operating expenses           1,131,176      1,053,726    1,081,011
                                       ----------    -----------  -----------
INCOME FROM OPERATIONS                    127,105        112,354       75,628

INTEREST INCOME                             1,778          3,961          992

INTEREST EXPENSE                          (68,063)       (75,217)     (74,116)
                                       ----------    -----------  -----------
INCOME BEFORE PROVISION FOR INCOME
  TAXES AND EXTRAORDINARY ITEM             60,820         41,098        2,504

PROVISION FOR INCOME TAXES                 23,713         16,073          419
                                       ----------    -----------  -----------
INCOME BEFORE EXTRAORDINARY ITEM           37,107         25,025        2,085

GAIN (LOSS) ON DEBT EXTINGUISHMENT,
  NET OF TAX PROVISION (BENEFIT)
  OF $(207) IN 2001 AND $111 IN 2000         (327)           181        -

                                      ------------   ----------- -------------

NET INCOME                             $   36,780     $   25,206  $     2,085
                                      ============   =========== =============

  The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 -----------------------------------------------
                                 (In thousands)

                                                                         For the Years Ended
                                                             ------------------------------------------
                                                               December 30,  December 31,   January 2,
                                                                   2001          2000         2000
                                                               ------------  ------------  ------------
NET INCOME                                                        $ 36,780     $ 25,206     $ 2,085
                                                                 ---------    ---------    --------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
  Currency translation adjustment                                     (259)        (147)         98
  Cumulative effect of change in accounting for derivative
    instruments                                                      2,685         -           -
  Unrealized losses on derivative instruments                       (8,124)        -           -
  Reclassification adjustment for (gains) losses included
    in net income                                                    2,384         (548)       -
  Unrealized gain on investments in marketable securities            -             -            518
                                                                 ---------    ---------    --------
                                                                    (3,314)        (695)        616

TAX ATTRIBUTES OF ITEMS IN OTHER
  COMPREHENSIVE INCOME (LOSS)                                        1,130          219        (189)
                                                                 ---------    ---------    --------

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX                       (2,184)        (476)        427
                                                                 ---------    ---------    --------

COMPREHENSIVE INCOME                                              $ 34,596     $ 24,730     $ 2,512
                                                                 =========    =========    ========


  The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                ------------------------------------------------
                                 (In thousands)

                                                                                Accumulated Other Comprehensive Loss
                                                                              ----------------------------------------
                                                                                            Unrealized
                                                                                             Gain on
                                                  Additional                Currency       Investments      Fair Value
                                      Common       Paid-in     Retained    Translation    in Marketable    of Derivative
                                       Stock       Capital      Deficit    Adjustment       Securities     Instruments
                                      -------     ---------  ------------  ----------     -------------    -------------
BALANCE AT JANUARY 3, 1999             $ -        $114,737    $(598,209)      $(303)        $  -             $  -

  Net income                             -            -           2,085        -               -                -
  Distribution to Parent                 -            -          (3,168)       -               -                -
  Capital contributions from Parent      -           5,465         -           -               -                -
  Currency translation adjustment        -            -            -             98            -                -
  Unrealized gain on investments in
   marketable securities, net of tax     -            -            -           -                329             -
                                       -------    --------   ----------      ------         -------         --------

BALANCE AT JANUARY 2, 2000               -         120,202     (599,292)       (205)            329             -

  Net income                             -            -          25,206        -               -                -
  Distributions to Parent                -            -            (571)       -               -                -
  Currency translation adjustment        -            -            -           (147)           -                -
  Reclassification adjustment for
   gains included in net income          -            -            -           -               (329)            -
                                       -------    --------   ----------      ------         -------         --------

BALANCE AT DECEMBER 31, 2000             -         120,202     (574,657)       (352)           -                -

  Net income                             -            -          36,780        -               -                -
  Distributions to Parent                -            -          (4,663)       -               -                -
  Currency translation adjustment        -            -            -           (259)           -                -
  Cumulative effect of change in
   accounting for derivative
   instruments, net of tax               -            -            -           -               -               1,692
  Unrealized losses on derivative
   instruments, net of tax               -            -            -           -               -              (5,119)
  Reclassification adjustment for
   losses included in net income         -            -            -           -               -               1,502
                                       -------    --------   ----------      ------         -------         --------

BALANCE AT DECEMBER 30, 2001           $ -        $120,202    $(542,540)      $(611)        $  -             $(1,925)
                                       =======    ========   ==========      ======         =======         ========


  The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)

                                                                                    For the  Years Ended
                                                                        ----------------------------------------
                                                                        December 30,   December 31,   January 2,
                                                                           2001            2000         2000
                                                                        ------------   ------------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                              $ 36,780       $ 25,206      $ 2,085
  Adjustments to reconcile net income to net
    cash provided by operating activities-
      Depreciation and amortization                                         33,092         33,604       51,743
      Provision for losses on accounts and notes receivable                  2,996          2,201        1,971
      (Gain) loss on sale of assets                                          1,964          1,338         (316)
      Provision (benefit) for deferred income taxes                          4,101          2,993       (1,949)
      Amortization of deferred financing costs                               6,031          6,582        6,093
      Changes in operating assets and liabilities-
        Decrease (increase) in accounts receivable                         (10,050)       (10,095)       6,123
        Decrease (increase) in inventories, prepaid expenses and other       3,427           (290)         957
        Increase in accounts payable and accrued liabilities                 4,032          2,274        1,006
        Decrease in insurance reserves                                      (2,727)        (6,211)      (4,445)
                                                                          --------       --------      -------
    Net cash provided by operating activities                               79,646         57,602       63,268
                                                                          --------       --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                     (40,606)       (37,903)     (27,882)
  Proceeds from sale of property, plant and equipment                        2,225          5,034        1,769
  Acquisitions of franchise operations                                      (1,362)        (5,072)      (4,565)
  Repayments of notes receivable, net                                        4,807          5,334        8,307
  Sales (purchases) of investments in marketable securities                    360         (1,104)      (2,858)
  Other                                                                       (180)        (1,040)      (1,127)
                                                                          --------       --------     --------
    Net cash used in investing activities                                  (34,756)       (34,751)     (26,356)
                                                                          --------       --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                             (32,332)       (31,475)      (5,188)
  Distributions to Parent                                                   (2,893)          (571)      (3,168)
  Capital contributions from Parent                                           -             4,000        1,465
                                                                          --------       --------     --------
    Net cash used in financing activities                                  (35,225)       (28,046)      (6,891)
                                                                          --------       --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
  CASH EQUIVALENTS                                                              41             53          142
                                                                          --------       --------     --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             9,706         (5,142)      30,163

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           25,136         30,278          115
                                                                          --------       --------     --------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 34,842       $ 25,136     $ 30,278
                                                                          ========       ========     ========

The accompanying notes are an integral part of these consolidated statements.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation
       ---------------------------
         The accompanying consolidated financial statements include the accounts of Domino's, Inc. (Domino's), a Delaware corporation, and its subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated.
           Domino's is a wholly-owned subsidiary of TISM, Inc. (the Parent).
           The Parent is the surviving entity from a leveraged recapitalization in December 1998 (the Recapitalization).

       Description of Business
       -----------------------

         The Company is primarily engaged in the following business activities:
           (1) retail sales of food through Company-owned stores, (2) sales of food, equipment and supplies to Company-owned and franchised stores through Company-owned distribution centers, and (3) receipt of royalties and fees from domestic and international franchisees.

       Fiscal Year
       -----------

         The Company's fiscal year ends on the Sunday closest to December 31.
           The 2001 fiscal year ended December 30, 2001; the 2000 fiscal year ended December 31, 2000; and the 1999 fiscal year ended January 2, 2000. Each of these fiscal years consists of fifty-two weeks.

       Cash and Cash Equivalents
       -------------------------

         Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

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

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  (Continued)

        Inventories
        -----------

         Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

         Inventories at December 30, 2001 and December 31, 2000 are comprised of the following (in thousands):

                            2001          2000
                           -------       -------
Food                       $15,465       $15,781
Equipment and supplies       6,623         3,305
                           -------       -------
Inventories                $22,088       $19,086
                           =======       =======

       Property, Plant and Equipment
       -----------------------------

         Additions to property, plant and equipment are recorded at cost.
           Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are generally as follows (in years):

Buildings                                   20
Leasehold and other improvements            10
Equipment                                3 - 12

         Depreciation expense was approximately $16.0 million, $14.1 million and $11.9 million in 2001, 2000 and 1999, respectively.

       Investments in Marketable Securities
       ------------------------------------

         Investments in marketable securities include investments in various funds made by eligible individuals as part of our deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a "rabbi trust" whereby the amounts are irrevocably set aside to fund the Company's obligations under the deferred compensation plan.

         Prior to 2000, the Company classified marketable securities as available-for-sale. Unrealized gains as of January 2, 2000 were $329,000, net of tax. Beginning in 2000, the Company reclassified all investments in marketable securities as trading and recognized the related unrealized gains in income during 2000.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

       Deferred Financing Costs
       ------------------------

         Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the Recapitalization. Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense. Amortization of deferred financing costs was approximately $5.7 million, $6.0 million and $6.1 million in 2001, 2000 and 1999, respectively.

       Goodwill
       --------

         Goodwill arising from franchise acquisitions is amortized using the straight-line method over periods not exceeding ten years. Amortization expense was approximately $2.0 million, $2.3 million and $2.1 million in 2001, 2000 and 1999, respectively.

       Covenants Not-to-Compete
       ------------------------

         Covenants not-to-compete are recorded at cost. The covenant not-to-compete with a Company and Parent Director and former majority Parent stockholder (Note 7) was amortized using an accelerated method over a three year period. Other covenants not-to-compete are amortized using the straight-line method over periods not exceeding ten years. Amortization expense was approximately $5.5 million, $11.2 million and $33.1 million in 2001, 2000 and 1999, respectively.

       Capitalized Software
       --------------------

         Capitalized software is recorded at cost and includes purchased, internally developed and externally developed software used in the Company's operations. Amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. Amortization expense was approximately $9.4 million, $5.9 million and $4.4 million in 2001, 2000 and 1999, respectively.

       Other Assets
       ------------

         Other assets primarily include deposits, assets relating to the fair value of derivatives, equity investments in international franchisees and other intangibles primarily arising from franchise acquisitions. Amortization of certain intangible assets is provided using the straight-line method. Amortization expense was approximately $94,000 in 2001 and 2000 and $241,000 in 1999.

       Insurance Programs
       ------------------

         The Company's health insurance program provides coverage for life, medical, dental and accidental death and dismemberment (AD&D) claims. Self-insurance limitations for medical and dental per a covered individual's lifetime are $2.0 million in 2001, 2000 and 1999. The AD&D and life insurance components of the health insurance program are fully insured by the Company through third-party insurance carriers.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         During December 1998, the Company entered into a guaranteed cost, combined casualty insurance program that is effective for the period from December 1998 to December 2001. This program covers insurance claims on a first dollar basis for workers' compensation, general liability and owned and non-owned automobile liabilities. Total insurance limits under this program are $106.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers' compensation.

         The Company was partially self-insured for workers' compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998. During December 2001, the Company entered into a new self-insurance program for workers' compensation, general liability and owned and non-owned automobile liabilities to replace the expiring guaranteed cost program. The Company is liable up to $1.0 million per occurrence under this program. Total insurance limits under this program are $106.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers' compensation.

         Insurance reserves, other than health insurance reserves, are determined using actuarial estimates. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. In management's opinion, the accrued insurance reserves at December 30, 2001 are sufficient to cover related unpaid losses.

       Other Accrued Liabilities
       -------------------------

         Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, store operating expenses, deferred revenues, liabilities relating to the fair value of derivatives, deferred compensation and a consulting fee payable to a Company and Parent Director and former majority Parent stockholder.

       Foreign Currency Translation
       ----------------------------

         The Company's foreign entities use their local currency or the U.S.
           dollar as the functional currency, in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation." Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at yearend exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive loss and other foreign currency transaction gains and losses are included in determining net income.

       Revenue Recognition
       -------------------

         Domestic corporate store revenues are comprised of retail sales of food through Company-owned stores located in the contiguous U.S. and are recognized when the food is delivered to or carried out by customers.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         Domestic franchise revenues are primarily comprised of royalties and, to a lesser extent, fees from franchisees with operations in the contiguous U.S., and are recognized when the food is delivered to or carried out by franchise customers.

         Domestic distribution revenues are primarily comprised of sales of food, equipment and supplies to franchised stores located in the contiguous U.S. Revenues from the sales of food are recognized upon delivery of the food to franchisees while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

         International revenues are primarily comprised of sales of food, and royalties and fees from foreign, Alaskan and Hawaiian franchisees and are recognized consistently with the policies applied for revenues generated in the contiguous U.S.

       Advertising Costs
       -----------------

         Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $35.3 million, $38.1 million and $37.8 million during 2001, 2000 and 1999, respectively.

       Financial Derivatives
       ---------------------

         During 1999, the Company entered into two interest rate swap agreements
           (the 1999 Swap Agreements) to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under Term Loans A, B and C (Note 2) to a fixed rate of 5.12% beginning in January 1999 and continuing through December 2001, in an effort to reduce the impact of interest rate changes on income. The total notional amount under the 1999 Swap Agreements was initially $179.0 million and decreased over time to a total notional amount of $167.0 million in December 2001. The 1999 Swap Agreements expired on December 31, 2001.

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for
           Derivative Instruments and Hedging Activities", and two related Statements which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Adoption of these Statements resulted in the recognition of an approximately $2.7 million derivative asset relating to the fair value of the 1999 Swap Agreements which the Company designated as cash flow hedges.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         During 2001, the Company entered into an interest rate collar agreement and three interest rate swap agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under Term Loans A, B and C to various fixed rates, in an effort to reduce the impact of interest rate changes on income. The Company has designated all of these agreements as cash flow hedges. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense. These agreements are summarized as follows:

                         Total
                        Notional
     Derivative          Amount               Term                       Rate
--------------------  -------------  -------------------------------  ---------------
Interest Rate Collar  $75.0 million  June 2001 - June 2003            3.86% - Floor
                                                                      6.00% - Ceiling
Interest Rate Swap    $75.0 million  June 2001 - June 2004                4.90%
Interest Rate Swap    $37.5 million  September 2001 - September 2003     3.645%
Interest Rate Swap    $37.5 million  September 2001 - September 2004     3.69%

         As of December 30, 2001, the fair value of all of the Company's derivative instruments is a net liability of approximately $3.0 million, of which $4.0 million is included in current other accrued liabilities and $1.0 million is included in long-term other assets.

       New Accounting Pronouncement
       ----------------------------

         The Financial Accounting Standards Board has issued SFAS No. 142,
           "Goodwill and Other Intangible Assets", which changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill will cease upon adoption of this Statement. The Company is required to adopt this Statement during fiscal year 2002. The Company has not determined the impact, if any, that this Statement will have on its consolidated financial position or results of operation.

       Supplemental Disclosures of Cash Flow Information
       -------------------------------------------------

         The Company paid interest of approximately $60.6 million, $69.9 million and $56.7 million during 2001, 2000 and 1999, respectively. Cash paid for Federal income taxes was approximately $7.5 million, $4.7 million and $5.1 million in 2001, 2000 and 1999, respectively.

         The Company financed the sale of certain Company-owned stores to franchisees with notes totaling approximately $7.0 million and $5.6 million in 2001 and 2000, respectively, including $4.4 million of notes to a former minority Parent stockholder in 2000.

         During 2001, the Company distributed approximately $1.8 million of accounts receivable to the Parent.

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

       Reclassifications
       -----------------

         Certain amounts from fiscal 2000 and 1999 have been reclassified to conform to the fiscal 2001 presentation.

(2)  FINANCING ARRANGEMENTS

       At December 30, 2001 and December 31, 2000, long-term debt consisted of the following (in thousands):

                                                2001            2000
                                            ----------      ---------
Term Loan A                                  $ 139,114      $ 159,961
Term Loan B                                    127,563        130,349
Term Loan C                                    127,965        130,622
Other borrowings                                 1,047            142
Senior subordinated notes, 10 3/8%             259,000        265,000
                                            ----------      ---------
                                               654,689        686,074
Less- current portion                           43,157         21,482
                                            ----------      ---------
                                             $ 611,532      $ 664,592
                                            ==========      =========

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

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         The 1998 Agreement provides for borrowings of $175 million under Term
           Loan A and $135 million each under Term Loans B and C. Borrowings under Term Loans A, B and C bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate (4.75% at December 30, 2001) and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.75%, or (ii) the Eurodollar rate (2.63% at December 30, 2001) plus an applicable margin of between 1.50% to 3.75%, with margins determined based upon the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. At December 30, 2001, the Company's effective borrowing rates were 4.875%, 6.125% and 6.375% for Term Loans A, B and C, respectively. As of December 30, 2001, all borrowings under Term Loans A, B and C were under Eurodollar contracts with interest periods of 90 days. Principal payments are required under Term Loans A, B and C, commencing at varied dates and continuing quarterly thereafter until maturity. The final scheduled principal payments on the outstanding borrowings under Term Loans A, B and C are due in December 2004, December 2006 and December 2007, respectively.

         The 1998 Agreement also provides for borrowings of up to $100 million under the Revolver, of which up to $35.0 million is available for letter of credit advances and $10.0 million is available for swing-line loans. Borrowings under the Revolver (excluding letters of credit and swing-line loans) bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.00%, or (ii) the Eurodollar rate plus an applicable margin of between 1.50% to 3.00%, with margins determined based upon the Company's ratio of indebtedness to EBITDA, as defined. Borrowings under the swing-line portion of the Revolver bear interest, payable at least quarterly, at the higher of (a) the specified bank's prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 2.00% based upon the Company's ratio of indebtedness to EBITDA, as defined. The Company also pays a commitment fee on the unused portion of the Revolver ranging from 0.25% to 0.50%, determined based upon the Company's ratio of indebtedness to EBITDA, as defined. At December 30, 2001 the commitment fee for such unused borrowings is 0.375%. The fee for letter of credit amounts outstanding at December 30, 2001 is 2.50%. As of December 30, 2001, there is $88.1 million in available borrowings under the Revolver, with $11.9 million of letters of credit outstanding. The Revolver expires in December 2004.

         The credit facilities included in the 1998 Agreement are guaranteed by the Parent, are jointly and severally guaranteed by each of Domino's domestic subsidiaries, and are secured by a first priority lien on substantially all of the assets of the Company.

         The 1998 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage as well as maintenance of minimum consolidated adjusted EBITDA amounts, all as defined in the 1998 Agreement. The 1998 Agreement also restricts the Company's ability to pay dividends on or redeem or repurchase the Company's capital stock, incur additional indebtedness, issue preferred stock, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         On December 21, 1998, Domino's issued $275 million of 10 3/8% Senior
           Subordinated Notes due 2009 (the Notes) requiring semi-annual interest payments, which began July 15, 1999. Before January 15, 2004, Domino's may, at a price above par, redeem all, but not part, of the Notes if a change in control occurs, as defined. Beginning January 15, 2004, Domino's may redeem some or all of the Notes at fixed redemption prices, ranging from 105.19% of par in 2004 to 100% of par in 2007 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase Notes tendered at the option of the holders at a fixed price. The Notes are guaranteed by each of Domino's domestic subsidiaries (non-domestic subsidiaries do not represent a significant amount of revenues and assets) and are subordinated in right of payment to all existing and future senior debt of the Company.

         The indenture related to the Notes restricts Domino's and its restricted subsidiaries from, among other restrictions, paying dividends or redeeming equity interests (including those of the Parent), with certain specified exceptions, unless a minimum fixed charge coverage ratio is met and, in any event, such payments are limited to 50% of the Company's cumulative net income from January 4, 1999 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

         As of December 30, 2001, management estimates the fair value of the Notes to be approximately $274.5 million. The carrying amounts of the Company's other debt approximate fair value.

         In 2000, the Company amended the 1998 Agreement whereby a basket of funds not to exceed $30.0 million was made available for the early retirement of Notes at the Company's option. In 2001 and 2000, the Company retired $6.0 million and $10.0 million, respectively, of the Notes through open market transactions using funds generated from operations. These retirements resulted in an after-tax extraordinary loss of approximately $327,000 in 2001 and an after-tax extraordinary gain of approximately $181,000 in 2000. These extraordinary items are net of approximately $317,000 and $583,000 in deferred financing cost amortization expense in 2001 and 2000, respectively, and $207,000 in 1998 Agreement amendment fees in 2000.

         At December 30, 2001 an affiliate of a stockholder of the Parent had holdings in Term Loans B and C of $22.3 million and holdings in Notes of $12.0 million. Interest expense to this stockholder related to Term Loans B and C and the Notes was approximately $3.8 million, $3.4 million and $3.4 million in 2001, 2000 and 1999, respectively.

         As of December 30, 2001, maturities of long-term debt are as follows
           (in thousands):

                  2002                                  $ 43,157
                  2003                                    46,648
                  2004                                    63,885
                  2005                                    61,432
                  2006                                    61,432
                  Thereafter                             378,135
                                                       ---------
                                                        $654,689
                                                       =========

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

(3)  COMMITMENTS AND CONTINGENCIES

       Lease Commitments
       -----------------

         The Company leases equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases with expiration dates through 2016. Rent expenses totaled approximately $23.4 million, $23.1 million and $23.5 million during 2001, 2000 and 1999, respectively. As of December 30, 2001, the future minimum rental commitments for all noncancellable leases, which include approximately $9.2 million in commitments to related parties and is net of approximately $6.5 million in future minimum rental commitments which have been assigned to certain franchisees, are as follows (in thousands):

2002                                 $  27,983
2003                                    23,655
2004                                    15,496
2005                                    12,021
2006                                     8,093
Thereafter                              23,620
                                     ---------
                                     $ 110,868
                                     =========

       Legal Proceedings and Related Matters
       -------------------------------------

         The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability, general liability, and automobile and franchisee claims arising in the ordinary course of business. In management's opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

(4)  INCOME TAXES

         The Parent files a consolidated Federal income tax return which includes the Company's operations. For financial reporting purposes, the Company accounts for income taxes as if it files its own consolidated Federal income tax return.

                       DOMINO'S, INC. AND SUBSIDIARIES
                       -------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 (Continued)

          The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company's consolidated income tax provision for 2001, 2000 and 1999 are as follows (in thousands):

                                                     2001      2000     1999
                                                   --------  --------  --------
Federal income tax provision based on the
  statutory rate                                   $21,287   $14,384   $   876
State and local income taxes, net of related
  Federal income taxes                               1,601       900       909
Non-resident withholding and foreign income
  taxes                                              3,726     3,382     2,792
Foreign tax and other tax credits                   (4,158)   (3,709)   (3,064)
Losses attributable to foreign subsidiaries            281       389       505
Non-deductible expenses                                498       351       374
Tax reserves, net of related Federal income taxes      -         -      (2,925)
Tax effect of conversion to C Corporation              -         -       1,001
Other                                                  478       376       (49)
                                                   -------   -------    ------
                                                   $23,713   $16,073   $   419
                                                   =======   =======    ======

       The components of the 2001, 2000 and 1999 provision for income taxes are as follows (in thousands):

                                                    2001       2000      1999
                                                   --------  --------  --------
Provision for Federal income taxes-
  Current provision                                $11,674   $ 4,084   $ 2,630
  Deferred provision (benefit)                       5,850     7,222    (1,901)
                                                   -------   -------    ------
    Total provision for Federal income taxes        17,524    11,306       729

Provision (benefit) for state and local
  income taxes-
  Current provision (benefit)                        4,005     5,725    (3,054)
  Deferred benefit                                  (1,542)   (4,340)      (48)

Provision for non-resident withholding and
  foreign income taxes                               3,726     3,382     2,792
                                                   -------   -------    ------
                                                   $23,713   $16,073   $   419
                                                   =======   =======    ======

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         As of December 30, 2001 and December 31, 2000, the significant components of net deferred income taxes are as follows (in thousands):

                                                           2001        2000
                                                         --------  ----------
           Deferred Federal income tax assets--
             Step-up of basis on subsidiaries sale
             of certain assets                           $ 38,828  $   42,109
             Covenants not-to-compete                      13,956      13,253
             Insurance reserves                             4,395       5,270
             Other accruals and reserves                    7,635       7,062
             Bad debt reserves                              3,220       2,289
             Depreciation, amortization and
             asset basis differences                        3,717       3,645
             Deferred revenues                              2,503       2,655
             Other                                          2,415       2,295
                                                         --------  ----------
                                                           76,669      78,578
                                                         --------  ----------
           Deferred Federal income tax liabilities--
             Capitalized software development costs         7,187       4,560
             Other                                              4           8
                                                         --------  ----------
                                                            7,191       4,568
                                                         --------  ----------
           Net deferred Federal income tax asset           69,478      74,010

           Net deferred state and local income
           tax asset                                        8,094       6,533
                                                         --------  ----------
           Net deferred income taxes                     $ 77,572  $   80,543
                                                         ========  ==========

         As of December 30, 2001, the classification of net deferred income taxes is summarized as follows (in thousands):

                                              Current   Long-term   Total
                                              -------   ---------   -----

             Deferred tax assets             $ 11,302  $   73,461  $ 84,763
             Deferred tax liabilities            -         (7,191)   (7,191)
                                             --------  ----------  --------
             Net deferred income taxes       $ 11,302  $   66,270  $ 77,572
                                             ========  ==========  ========

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         As of December 31, 2000, the classification of net deferred income taxes is summarized as follows (in thousands):

                                 Current   Long-term   Total
                                 -------   ---------   -----

Deferred tax assets              $  9,290  $  75,821  $ 85,111
Deferred tax liabilities             -        (4,568)   (4,568)
                                 --------  ---------  --------
Net deferred income taxes        $  9,290  $  71,253  $ 80,543
                                 ========  =========  ========

         Realization of the Company's deferred tax assets is dependent upon many factors, including, but not limited to, the Company's ability to generate sufficient taxable income. Although realization of the Company's deferred tax assets is not assured, management believes it is more likely than not that the deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the deferred tax assets will be realized.

(5)  EMPLOYEE BENEFITS

         The Company has a deferred salary reduction plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of the first 6% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.3 million, $2.2 million and $2.5 million for 2001, 2000 and 1999, respectively.

         Effective January 4, 1999, the Company established a nonqualified deferred compensation plan available for the members of the Company's executive team and certain other key employees. Under this plan, the participants may defer up to 40% of their annual compensation. The plan requires the Company to credit the participants' accounts following each pay period. The participants direct the investment of their deferred compensation within several investment funds. At the end of the 1999 plan year, the Company amended the plan to eliminate Company match and supplemental contribution provisions beginning in 2000. Prior to 2000, the plan required the Company to match 30% with respect to the first 25%, 20% or 15% of participant salary deferrals, depending on the employee. The Company contributions to this plan were $905,000 in 1999 and are included in general and administrative expense.

(6)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

         The Company is a party to stand-by letters of credit with off-balance sheet risk. The Company's exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 30, 2001 are $11.9 million, of which $2.5 million is included in current other accrued liabilities.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

(7)  RELATED PARTY TRANSACTIONS

       Leases
       ------

         The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by a Company and Parent Director and former majority Parent stockholder. Total lease expense related to this lease was $4.5 million, $4.4 million and $4.4 million for 2001, 2000 and 1999, respectively.

         Aggregate future minimum lease commitments under this lease are as follows (in thousands):

 2002                                      $ 4,606
 2003                                        4,544
 Thereafter                                    -
                                           -------
                                           $ 9,150
                                           =======

       Distributions
       -------------

         During 2001 and 1999, the Company distributed approximately $2.7 million and $3.2 million, respectively, to the Parent, which used the proceeds to satisfy Recapitalization-related obligations to a Company and Parent Director and former majority Parent stockholder and certain members of his family.

       Consulting Agreement
       --------------------

         As part of the Recapitalization, the Company entered into a $5.5 million, ten year consulting agreement with a Company and Parent Director and former majority Parent stockholder. The Company paid $500,000 in 2001 and 2000 and $1.0 million in 1999 under this agreement and will pay the remaining $3.5 million ratably over seven years beginning in 2002.

       Covenant Not-to-Compete
       -----------------------

         As part of the Recapitalization, the Parent entered into a covenant not-to-compete with a Company and Parent Director and former majority Parent stockholder. The Parent contributed this asset to the Company in 1998. Amortization expense was approximately $5.3 million, $10.9 million and $32.5 million in 2001, 2000 and 1999, respectively. As of December 30, 2001, this asset is fully amortized.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

       Management Agreement and Consulting Services
       --------------------------------------------

         As part of the Recapitalization, the Parent and its subsidiaries
           (collectively, the Group) entered into a management agreement with an affiliate of a stockholder of the Parent to provide the Group with certain management services. The Company is committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. In addition to the management services, the Company engaged another affiliate to provide consulting services during 2000 and 1999. In 2001, the Company incurred $2.0 million for management services. In 2000, the Company incurred $2.0 million for management services and $688,000 for consulting services. In 1999, the Company incurred $2.0 million for management services and $2.2 million for consulting services. These amounts are included in general and administrative expense. Furthermore, the Group must allow the affiliate to participate in the negotiation and consummation of future senior financing and pay the affiliate a fee, as defined in the management agreement.

       Stockholder Indemnification of Legal Settlement
       -----------------------------------------------

         In 2000, the Company settled a lawsuit that was outstanding at January 2, 2000 in which the Company agreed to pay the plaintiffs $5.0 million for a full release of all related claims. This amount was recorded in general and administrative expense in 1999. The Company also recorded a related $1.8 million benefit for income taxes. Additionally, a Company and Parent Director and former majority Parent stockholder agreed to indemnify the Parent and paid the Parent $4.0 million in 2000. The Parent then contributed the $4.0 million to the Company. The Company recorded the $4.0 million as a capital contribution in 1999.

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

         The exit costs were recorded in the fourth quarter of 1999 in connection with the closure and relocation of certain Company-owned stores. The exit cost liability is comprised of the operating lease obligations after the closure dates and related leased premises restoration costs. As of December 30, 2001, approximately $1.1 million of the exit cost liabilities have been paid. The remaining unpaid exit cost liabilities will be paid as lease obligations become due.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

(9)  SEGMENT INFORMATION

         The Company has three reportable segments as determined by management using the "management approach" as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) Domestic Stores, (2) Domestic Distribution, and
           (3) International. The Company's operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes Company operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment. The International segment primarily includes Company operations related to its franchising business in foreign and non-contiguous United States markets and its food distribution business in Canada, France, the Netherlands, Alaska and Hawaii.

         The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA.

         The tables below summarize the financial information concerning the Company's reportable segments for 2001, 2000 and 1999. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The "Other" column as it relates to EBITDA information below primarily includes corporate administrative costs. The "Other" column as it relates to capital expenditures primarily includes capitalized software and certain leasehold improvements. All amounts presented below are in thousands.

                   Domestic      Domestic                  Intersegment
                    Stores     Distribution  International   Revenues        Other         Total
                    ------     ------------  -------------   --------        -----         -----
Revenues-
   2001           $496,384     $796,808     $69,995        $(104,906)     $    -         $1,258,281
   2000            498,579      707,224      63,405         (103,128)          -          1,166,080
   1999            494,796      704,970      58,402         (101,529)          -          1,156,639

EBITDA-
   2001           $140,649     $ 44,323     $16,346        $    -         $  (39,157)    $  162,161
   2000            132,859       35,681      15,190             -            (36,434)       147,296
   1999            138,101       29,302      11,513             -            (47,861)       131,055

Capital
   Expenditures-
   2001           $ 15,984     $  6,949     $   352        $    -         $   17,321     $   40,606
   2000             17,439        7,720       1,393             -             11,351         37,903
   1999             11,333        5,319         985             -             10,245         27,882

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

         The following table reconciles total EBITDA to consolidated income before provision for income taxes and extraordinary item:

                                             2001       2000       1999
                                           --------   ---------  ---------
Total EBITDA                               $162,161   $147,296   $131,055
Depreciation and amortization               (33,092)   (33,604)   (51,743)
Interest income                               1,778      3,961        992
Interest expense                            (68,063)   (75,217)   (74,116)
Gain (loss) on sale of assets                (1,964)    (1,338)       316
Legal settlement expense indemnified by a
   Parent stockholder                           -          -       (4,000)
                                           --------   ---------  ---------
Income before provision for income taxes
   and extraordinary item                  $ 60,820   $ 41,098   $  2,504
                                           ========   =========  =========

         The following table summarizes the Company's identifiable asset information for 2001 and 2000:

                                     2001        2000
                                   --------    --------

Domestic Stores                    $ 87,972    $ 86,902
Domestic Distribution                90,564      81,536
                                   --------    --------
Total Domestic Assets               178,536     168,438
International                        19,624      17,293
Unallocated                         184,133     188,034
                                   --------    --------
Total Consolidated Assets          $382,293    $373,765
                                   ========    ========

         Unallocated assets primarily include cash and cash equivalents, investments in marketable securities, deferred financing costs, the covenant not-to-compete obtained as part of the Recapitalization, capitalized software, assets relating to the fair value of derivatives, and deferred income taxes.

                        DOMINO'S, INC. AND SUBSIDIARIES
                        -------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  (Continued)

(10) PERIODIC FINANCIAL DATA
      (Unaudited; in thousands)

         The Company's convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consist of twelve weeks while the last fiscal quarter consists of sixteen weeks.

                                                                                  For the Fiscal
                                    For the Fiscal Quarter Ended                   Year Ended
                         -----------------------------------------------------    ---------------
                         March 25,       June 17,    September 9,   December 30,    December 30,
                           2001            2001         2001           2001            2001
                           ----            ----         ----           ----            ----

Total revenues           $  287,631   $  283,752    $  289,456     $   397,442      $  1,258,281

Income before provision
   for income taxes and
   extraordinary item        12,846       14,540        13,417          20,017            60,820

Net income                    7,809        8,876         7,932/(1)/     12,163/(2)/       36,780

                                                                                  For the Fiscal
                                    For the Fiscal Quarter Ended                   Year Ended
                         -----------------------------------------------------    ---------------
                         March 26,       June 18,    September 10,  December 31,    December 31,
                           2000            2000         2000           2000            2000
                           ----            ----         ----           ----            ----
Total revenues           $  266,918   $  266,890    $  267,826     $   364,446      $  1,166,080

Income before provision
   for income taxes and
   extraordinary item         8,803        9,509         8,663          14,123            41,098

Net income                    5,047        5,420         4,758/(3)/      9,981/(4)/       25,206

          /(1)/   Includes $252,000 extraordinary loss on debt extinguishment.
          /(2)/   Includes $75,000 extraordinary loss on debt extinguishment.
          /(3)/ Includes $181,000 extraordinary loss on debt extinguishment. /(4)/ Includes $362,000 extraordinary gain on debt extinguishment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     In a meeting held on March 15, 2002, the Audit Committee of the Company's Board of Directors recommended that the Board of Directors not renew Arthur Andersen LLP's ("Andersen") engagement as independent auditor for fiscal year 2002 and recommended that the Company engage PricewaterhouseCoopers ("PwC") as independent auditor. The Board of Directors instructed the Company to effect such actions as soon as reasonably practicable.

     On March 21, 2002, the Company notified Andersen that it would not renew its engagement as independent auditor for fiscal year 2002 and appointed PwC as its new independent auditor.

     Andersen's reports on the Company's consolidated financial statements for the years ended December 30, 2001 and December 31, 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the years ended December 30, 2001 and December 31, 2000 and through the date hereof, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

     The Company provided Andersen with a copy of the foregoing disclosures. Attached as Exhibit 16.1 is a copy of Andersen's letter, dated March 22, 2002, stating its agreement with such statements.

     During the years ended December 30, 2001 and December 31, 2000 and through the date hereof, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following is a list of directors for each of TISM and Domino's. All directors of TISM and Domino's serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the directors or executive officers of TISM, Domino's or Domino's Pizza.

        Name                      Age
        ----                      ---
David A. Brandon *                 49
Andrew B. Balson                   35
Christopher C. Behrens             41
Thomas S. Monaghan                 64
Mark E. Nunnelly                   43
Robert M. Rosenberg                64
Robert F. White                    46
*Chairman of the Board of Directors

     The following is a list of each person who is a Named
Executive Officer of one or more of Domino's, TISM and Domino's
Pizza. The executive officers of TISM, Domino's and Domino's Pizza are elected by and serve at the discretion of their respective Board of Directors.

     Name                Age                                 Position
     ----                ---                                 --------
David A. Brandon         49        Chief Executive Officer of each of TISM,
                                   Domino's and Domino's Pizza

Harry J. Silverman       43        Chief Financial Officer, Executive Vice
                                   President ("EVP"), Finance of Domino's
                                   Pizza; Vice President of each of TISM
                                   and Domino's

Patrick W. Knotts        47        EVP, Flawless Execution - Corporate of
                                   Domino's Pizza

Michael D. Soignet       42        EVP, Maintain High Standards -
                                   Distribution of Domino's Pizza

J. Patrick Doyle         38        EVP, International of Domino's Pizza

     David A. Brandon has served as Chairman, Chief Executive Officer and as a Director of TISM and Domino's since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino's Pizza since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis Communications, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis Communications, Inc. from 1997 to 1998. Mr. Brandon serves on the Board of Directors of The TJX Companies, Inc. Mr. Brandon also serves on the Board of Regents for the University of Michigan.

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

     Christopher C. Behrens has served as a Director of each of TISM and Domino's since October 1999. Mr. Behrens has been General Partner of JP Morgan Capital Partners, LLC and its predecessor, Chase Capital Partners, since 1999. Prior to joining Chase Capital Partners, Mr. Behrens served as Vice President in Chase's Merchant Banking Group. Mr. Behrens serves on the Board of Directors of several companies, including Patina Oil & Gas Corporation, and Portola Packaging Inc. as well as a number of private companies.

     Thomas S. Monaghan founded Domino's Pizza in 1960 and served as its President and Chief Executive Officer through July 1989 and from December 1991 to December 1998. Mr. Monaghan has served as a Director of each of TISM and Domino's since 1960 and February 1999, respectively. Mr. Monaghan serves on the Board of Directors of several private companies and non-profit organizations.

     Mark E. Nunnelly has served as a Director of TISM since December 1998 and as a Director of Domino's since February 1999. Mr. Nunnelly has been a Managing Director of Bain Capital since 1990. Prior to that time, Mr. Nunnelly was a Partner of Bain & Company, where he managed several relationships in the manufacturing sector, and was employed by Procter & Gamble Company Inc. in product management. Mr. Nunnelly serves on the Board of Directors of CTC Communications, Inc. and DoubleClick, Inc., as well as a number of private companies.

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

     Harry J. Silverman has served as Chief Financial Officer, Executive Vice President of Finance and as a Manager of Domino's Pizza since 1993. Mr. Silverman has served as Vice President of each of TISM and Domino's since December 1998 and as Treasurer of each of TISM and Domino's from February 2000 to September 2001. Mr. Silverman joined Domino's Pizza in 1985. Mr. Silverman serves on the Board of Directors of Able Laboratories, Inc.

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

     J. Patrick Doyle has served as Executive Vice President of International of Domino's Pizza since May 1999 and as interim Executive Vice President, Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino's Pizza in 1997. From 1991 to 1997, Mr. Doyle served as Vice President and General Manager of Gerber Products Company for the United States baby food business and as Vice President and General Manager of their Canadian subsidiary.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation for the fiscal year ended December 30, 2001 of David A. Brandon, Chairman and Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                        Long- Term
                                                                       Compensation
                                                                       ------------
                                          Annual Compensation           Securities
    Name and                              -------------------           Underlying         All Other
Principal Position                    Year     Salary       Bonus       Options/(1)/     Compensation/(2)/
------------------                    ----     ------       -----        ----------      ---------------

David A. Brandon                      2001    $600,000    $1,100,000           -             $1,575
 Chairman and Chief                   2000     600,000       805,000           -              1,575
 Executive Officer /(3)/              1999     475,385       712,500     1,512,516              842

Harry J. Silverman                    2001     310,000       550,000           -              6,173
 Chief Financial                      2000     309,122       345,696           -              4,956
 Officer, Executive                   1999     264,373       311,167       550,000           41,599
 Vice President

Patrick W. Knotts                     2001     268,558       500,000       150,000           33,015
 Executive Vice
 President /(4)/

Michael D. Soignet                    2001     285,000       505,000           -              6,143
 Executive Vice                       2000     284,185       300,692           -              4,346
 President                            1999     242,637       285,305       500,000           37,606

J. Patrick Doyle                      2001     260,000       455,000           -              6,080
 Executive Vice                       2000     241,885       275,473           -              6,017
 President                            1999     196,158       232,660       250,000            4,200

/(1)/  The options are for the purchase of Class A-3 common stock of TISM.

/(2)/ These amounts primarily represent matching and supplemental contributions made by us pursuant to our deferred compensation plan in 1999, contributions made under our 401(k) plan, relocation expenses, automobile allowances and term life insurance premiums paid by the Company for the benefit of the Named Executive Officers.

/(3)/ Mr. Brandon was elected Chairman and Chief Executive Officer on March 31, 1999.

/(4)/  Mr. Knotts was hired in January 2001.

OPTION GRANTS

     The following table sets forth information concerning TISM Class A-3 stock options granted to Named Executive Officers during the 2001 fiscal year.

                                                                                        Potential Realizable Value
                             Number of         Percent of Total                          at Assumed Annual Rates
                             Securities        Options Granted     Exercise             of Stock Price Appreciation
                             Underlying        to Employees in      Price   Expiration    for Option Term /(2)/
       Name               Options Granted/(1)/    Fiscal Year     ($/Share)    Date           5%        10%
       ----               -------------------     -----------     ---------    ----           --        ---
Patrick W. Knotts              150,000              29.9%           $0.50     1/1/11       $47,167   $119,531

/(1)/  Options were awarded by the Board of Directors under the TISM, Inc.
       Stock Option Plan. Options granted are generally granted at 100% of management's estimate of fair value of the underlying stock at the date of grant, expire ten years from the date of grant and vest within five years from the grant date. All options vest immediately in the event of a change in control of the Company, as defined.

/(2)/ Assumed annual appreciation rates are set by the Securities and Exchange Commission and are not a forecast of future appreciation. The amounts shown are pre-tax and assume the options will be held throughout the entire ten-year term. If the Company's common stock does not increase in value after the grant date of the options, the options are valueless.

OPTION EXERCISES AND FISCAL YEAREND VALUES

     The following table sets forth certain information concerning the number and value of unexercised stock options of TISM held by each of the Named Executive Officers as of December 30, 2001.

                          FISCAL YEAREND OPTIONS VALUES

                                  Number of Securities            Value of Unexercised
                                 Underlying Unexercised          In-The-Money Options At
                               Options At Fiscal Yearend/(1)/       Fiscal Yearend/(2)/
                               -----------------------------        ------------------
Name                          Exercisable     Unexercisable     Exercisable   Unexercisable
----                          -----------     -------------     -----------   -------------
David A. Brandon                453,755        1,058,761        $1,361,265     $3,176,283
Harry J. Silverman              341,111          220,000         1,183,694        660,000
Patrick W. Knotts                    -           150,000                 -        450,000
Michael D. Soignet              311,111          200,000         1,093,694        600,000
J. Patrick Doyle                150,000          100,000           450,000        300,000

/(1)/ The numbers reported reflect that Messrs. Brandon, Silverman, Knotts, Soignet and Doyle each have the option to purchase TISM's Class A-3 common stock. Mr. Brandon has the option to purchase 1,512,516 Class A-3 shares. Mr. Silverman has the option to purchase 550,000 Class A-3 shares. Mr. Knotts has the option to purchase 150,000 Class A-3 shares. Mr. Soignet has the option to purchase 500,000 Class A-3 shares. Mr. Doyle has the option to purchases 250,000 Class A-3 shares. Additionally, Messrs. Silverman and Soignet each have the option to purchase 11,111 of TISM's Class L common stock. The Class L options are fully vested as of December 30, 2001. The in-the-money value reported for Messrs. Silverman and Soignet include an estimate of fair value on the Class L common stock equal to the 12% priority return compounded quarterly from the date of grant until December 30, 2001.

/(2)/ There was no public trading market for the common stock of TISM as of December 30, 2001. Accordingly, these values have been calculated on the basis of the estimated fair market value of such securities on December 30, 2001, as determined by the Board of Directors, less the applicable exercise price.

COMPENSATION OF DIRECTORS

     TISM and Domino's reimburse members of the board of directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, TISM and Domino's may compensate independent members of the board of directors for services provided in such capacity. In April 1999, Mr. Rosenberg, an independent Director, was granted a stock option for 55,555 shares of TISM Class A-3 common stock. These options vest 20% annually beginning on March 31, 2000. As of December 30, 2001, these options were still held by Mr. Rosenberg. Mr. Rosenberg was also paid $10,000 for each of 2001 and 2000 for his service to the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

Consulting Agreement with Thomas S. Monaghan

     In connection with the Recapitalization, Mr. Monaghan entered into a consulting agreement that has a term of ten years, is terminable by either the Company or Mr. Monaghan upon thirty days prior written notice, and may be extended or renewed by written agreement. Under the consulting agreement, Mr. Monaghan may be required to make himself available to Domino's Pizza on a limited basis. Mr. Monaghan received a retainer of $1.0 million for the first twelve months of the agreement and will receive $0.5 million per year for the remainder of the term of the agreement. If we terminate the agreement for any reason, we are required to remit to Mr. Monaghan a lump sum payment within thirty days of the termination of the agreement in the full amount of the retainer payable for the remainder of the term of the consulting agreement. As a consultant, Mr. Monaghan is entitled to reimbursement of travel and other expenses incurred in performance of his duties but is not entitled to participate in any of our employee benefit plans or other benefits or conditions of employment available to our employees.

Employment Agreements

     Mr. Brandon is employed as Chief Executive Officer and Chairman pursuant to an employment agreement that terminates on December 31, 2003. Under the employment agreement, Mr. Brandon is entitled to receive an annual salary of $600,000 and is eligible for an annual bonus based on achievement of performance objectives. If Mr. Brandon is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for two years. If Mr. Brandon's employment is terminated by reason of physical or mental disability, he is entitled to receive continued salary less the amount of disability income benefits received by him and continued coverage under group medical plans for 18 months.

     Each of the other Named Executive Officers is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and an annual formula bonus based on achievement of performance objectives and a discretionary bonus. If the employment of any of the other Named Executive Officers is terminated other than for cause or resigns voluntarily for good reason, the affected Named Executive Officer is entitled continue to receive his salary for twelve months. If the employment of any of the other Named Executive Officers is terminated by reason of physical or mental disability, he is entitled to receive continued salary less the amount of disability income benefits received by him and continued coverage under group medical plans for 18 months. Each of the Named Executive Officers is subject to certain non-competition, non-solicitation and confidentiality provisions.

Change-of-Control Provisions

     The TISM Stock Option Plan provides that upon a change in control of the Company, the options granted to the Named Executive Officers shall become immediately vested, but exercisable only as to an additional 20% per year. After a change in control, however, should the Named Executive Officer terminate his employment for good cause (as defined) or, if the Company terminates the Named Executive Officer without good reason (as defined), all options shall become immediately exercisable.

Deferred Compensation Plan

     Domino's Pizza has adopted a Deferred Compensation Plan for the benefit of certain of its executive and managerial employees, including the Named Executive Officers. Under the plan, eligible employees are permitted to defer up to 40% of their compensation. In 1999, Domino's Pizza was required to match 30% of the amount deferred by a participant under the plan with respect to the first 15%, 20% or 25% of the participant's compensation, depending on the employee. In addition, in 1999, Domino's Pizza made a supplemental contribution, in addition to the matching contribution, of 10% of the deferred amounts. In December 1999, we amended the plan to eliminate the matching requirement and the supplemental contribution beginning in 2000. The amounts under the plan are required to be paid out upon termination of employment or a change in control of Domino's Pizza.

Senior Executive Deferred Bonus Plan

     Prior to the Recapitalization, Domino's Pizza entered into bonus agreements with Messrs. Silverman and Soignet. The bonus agreements, as amended, provided for bonus payments, a portion of which were payable in cash upon the closing of the Recapitalization and a portion of which were deferred under the Senior Executive Deferred Bonus Plan. Domino's Pizza adopted a Senior Executive Deferred Bonus Plan, effective December 21, 1998, which established deferred bonus accounts for the benefit of the two executives listed above. Domino's Pizza must pay the deferred amounts in each account to the respective executive upon the earlier of (i) a change of control, (ii) a qualified public offering, (iii) the cancellation or forfeiture of stock options held by such executive, or (iv) ten years and 180 days after December 21, 1998. If the board of directors of Domino's Pizza terminates the plan, it may pay the amounts in the deferred bonus accounts to the participating executives at that time or make the payments as if the plan had continued to be in effect.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The Company does not have a compensation committee. Compensation decisions for 2001 regarding the Company's executive officers were made by the Board of Directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of Domino's issued and outstanding common stock is owned by TISM. As of December 30, 2001 the issued and outstanding capital stock of TISM consists of (i) 49,736,738 shares of Class A Common Stock, of which 9,641,874 shares are Class A-1 Common Stock, par value $0.001 per share, 9,866,633 shares are Class A-2 Common Stock, par value $0.001 per share, and 30,228,231 shares are Class A-3 Common Stock, par value $0.001 per share, (ii) 5,502,076 shares of Class L Common Stock, par value $0.001 per share, and (iii) 995,734 shares of 11.5% Cumulative Preferred Stock, par value $.001 per share, liquidation value $105 per share. Only Class A-1 Common Stock shares have voting rights. The Class L Common Stock is the same as the Class A-1 Common Stock except that the Class L Common Stock is nonvoting and is entitled to a preference over the Class A Common Stock, with respect to any distribution by TISM to holders of its capital stock, equal to the original cost of such share plus an amount which accrues at a rate of 12% per annum, compounded quarterly. The Class L Common Stock is convertible upon an initial public offering, or certain other dispositions, of TISM into Class A Common Stock upon a vote of the board of directors of TISM. The Cumulative Preferred Stock has no voting rights except as required by law.

     The following table sets forth information with respect to ownership of TISM Class A-1 Common Stock as of March 15, 2002 (i) by each person known to the Company to own beneficially more than 5% of such class of securities, and
(ii) by each Director and Named Executive Officer, and all Directors and Executive Officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

                                    Amount and Nature of     Percentage of Outstanding
Name and Address                    Beneficial Ownership         Voting Securities
----------------                    --------------------         -----------------
Principal Stockholders:

Bain Capital and Related Funds
c/o Bain Capital, LLC
111 Huntington Avenue                    4,724,518 /(1)/                49.0%
Boston, Massachusetts 02199

Thomas S. Monaghan[dagger]                  2,595,008                   26.9%
24 Frank Lloyd Wright Drive
Ann Arbor, Michigan 48106

Directors and Named Executive Officers:

David A. Brandon*[dagger]                    --                           --

Harry J. Silverman*                          --                           --

Patrick W. Knotts*                           --                           --

Michael D. Soignet*                          --                           --

J. Patrick Doyle*                            --                           --

Andrew B. Balson[dagger]                    36,264 /(2)/                  **

Thomas S. Monaghan[dagger]                 (See above)

Mark E. Nunnelly[dagger]                   195,917 /(3)/                 2.0%

Christopher C. Behrens[dagger]             472,452 /(4)/                  4.9%

Robert F. White[dagger]                    252,430 /(5)/                 2.6%

Robert M. Rosenberg[dagger]                 --                            --

All Directors and Executive                                             32.2%
Officers as a Group (11 Persons)

[dagger]Director
*       Named Executive Officer
**      Less than one percent.

/(1)/ Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Bain Capital Fund VI, L.P. ("Fund VI"), whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Bain Capital VI Coinvestment Fund ("Coinvest Fund"), whose sole general partner is Bain Capital Partners VI, L.P., whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP Investments PTY Ltd. ("PEP"), a New South Wales company limited by shares for which Bain Capital Investors, LLC is Attorney-in-Fact, (iv) 161,215 shares of Class A-1 Common Stock owned by BCIP Associates II ("BCIP II"), whose managing partner is Bain Capital Investors, LLC, a Delaware limited liability company, (v) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust Associates II, ("BCIP Trust II"), whose managing partner is Bain Capital Investors, LLC, a Delaware limited liability company, (vi) 26,043 shares of Class A-1 Common Stock owned by BCIP Associates II-B ("BCIP II-B"), whose managing partner is Bain Capital Investors, LLC, a Delaware limited liability company, (vii) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust Associates II-B, ("BCIP Trust II-B"), whose managing partner is Bain Capital Investors, LLC, a Delaware limited liability company, (viii) 50,349 shares of Class A-1 Common Stock owned by BCIP Associates II-C, whose managing partner is Bain Capital Investors, LLC, a Delaware limited liability company, (ix) 96,419 shares of Class A-1 Common Stock owned by Sankaty High Yield Asset Partners, L.P., whose sole general partner is Sankaty High Yield Asset Investors, LLC, whose sole managing partner is Sankaty Investors, LLC whose sole managing member is Mr. Jonathan S. Lavine, and (x) 385,675 shares of Class A-1 Common Stock owned by Brookside Capital Partners Fund, L.P., whose sole general partner is Brookside Capital Investors, L.P., whose sole general partner is Brookside Capital Management, LLC, whose sole managing member is Mr. Roy Edgar Brakeman, III.

/(2)/ Consists of (i) 26,043 shares of Class A-1 Common Stock owned by BCIP II-B, a Delaware general partnership of which Mr. Balson or an entity affiliated with him is a general partner, and (ii) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust II-B, a Delaware general partnership of which an entity affiliated with Mr. Balson is a general partner. Mr. Balson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

/(3)/ Consists of (i) 161,215 shares of Class A-1 Common Stock owned by BCIPII, a Delaware general partnership, (ii) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust II, a Delaware general partnership. Mr. Nunnelly and entities affiliated with him are general partners of each of BCIP II and BCIP Trust II and Mr. Nunnelly is a member of Bain Capital Investors, LLC a Delaware limited liability company which is the managing partner of BCIP II and BCIP Trust II. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

/(4)/ Mr. Behrens is a partner of JP Morgan Capital Partners LLC, the general partner of Chase Equity Associates, L.P. Chase Equity Associates, L.P. is a shareholder in DP Investors I, LLC which holds 472,452 shares of Class A-1 Common Stock. Accordingly, Mr. Behrens may be deemed to beneficially own shares beneficially owned by Capital Partners through DP Investors I, LLC. Mr. Behrens disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

/(5)/ Consists of (i) 161,215 shares of Class A-1 Common Stock owned by BCIP II, a Delaware general partnership of which Mr. White is a general partner, (ii) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust II, a Delaware limited partnership of which Mr. White is a general partner, (iii) 50,349 shares of Class A-1 Common Stock owned by BCIP II-C, a Delaware general partnership of which Mr. White is a general partner, and (iv) 6,164 shares of Class A-1 Common Stock owned by PEP, a New South Wales limited company for which Mr. White has a power of attorney. Mr. White disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

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

SHAREHOLDER INDEMNIFICATION OF LEGAL SETTLEMENT

     In 2000, the Company settled a lawsuit in which the Company paid the plaintiffs $5.0 million for a full release of all related claims. Thomas S. Monaghan agreed to indemnify TISM for 80% of all related legal settlements. Mr. Monaghan paid $4.0 million to the Company in 2000.

COVENANT NOT-TO-COMPETE

     In connection with the Recapitalization, TISM entered into a covenant not-to-compete with Thomas S. Monaghan. TISM paid Mr. Monaghan $50.0 million for this covenant not-to-compete in 1998.

LEASE AGREEMENT

     In connection with the Recapitalization, Domino's entered into a new lease agreement with Domino's Farms Office Park Limited Partnership with respect to its World Resource Center and Michigan distribution center. The lease provides for lease payments of $4.3 million in the first year, increasing annually to approximately $4.5 million in the fifth year. Thomas S. Monaghan, who is a director of TISM and Domino's, is the ultimate general partner of Domino's Farms Office Park Limited Partnership. We believe that this lease is on terms no less favorable than are obtainable from unrelated third parties.

CONTINGENT NOTE PAYABLE

     TISM is contingently liable to pay a Company Director and former majority stockholder an amount not to exceed approximately $15 million under a note payable in the event the majority stockholders of the Company sell a certain percentage of their Company common stock to an unaffiliated party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K .

(a) 1. Financial Statements: The following financial statements of Domino's, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

               Report of Independent Auditors
               Consolidated Balance Sheets as of December 30, 2001 and December
                 31, 2000
               Consolidated Statements of Income for the Years Ended December
                 30, 2001, December 31, 2000, and January 2, 2000
               Consolidated Statements of Comprehensive Income for the Years
                 Ended December 30, 2001, December 31, 2001, and January 2,
                 2000
               Consolidated Statements of Stockholder's Deficit for the
                 Years Ended December 30, 2001, December 31, 2000, and January 2, 2000
               Consolidated Statements of Cash Flows for the Years Ended
                 December 30, 2001, December 31, 2000, and January 2, 2000
               Notes to Consolidated Financial Statements

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

2.1 Agreement and Plan of Merger dated as of September 25, 1998 (Form S-4 Registration Statement filed March 22, 1999).

2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of November 24, 1998 (Form S-4 Registration Statement filed March 22, 1999).

2.3 Amendment No. 2 to Agreement and Plan of Merger dated as of November 24, 1998 (Form S-4 Registration Statement filed March 22, 1999).

2.4 Amendment No. 3 to Agreement and Plan of Merger dated December 18, 1998 (Form S-4 Registration Statement filed March 22,
               1999).

2.5 Certificate of Merger for Domino's Pizza LLC and DP CA Comm Inc.and DP CA Corp Inc. dated December 26, 2001.

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

3.7 Domino's Franchise Holding Co. Articles of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.8 Domino's Franchise Holding Co. By-Laws (Form S-4 Registration Statement filed March 22, 1999).

3.9 Domino's Pizza International, Inc. Amended and Restated Certificate of Incorporation (Form S-4 Registration Statement filed March 22, 1999).

3.10 Domino's Pizza International, Inc. Amended and Restated By-Laws(Form S-4 Registration Statement filed March 22, 1999).

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

10.28 First Amendment, dated as of February 10, 1999, to Credit Agreement, dated as of December 21, 1998, as amended.
               (Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference).

10.29 Second Amendment, dated as of April 16, 1999, to Credit Agreement, dated as of December 21, 1998, as amended.
               (Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference).

10.30 Third Amendment, dated as of July 17, 2000, to Credit Agreement, dated as of December 21, 1998, as amended (Exhibit to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended September 10, 2000 is incorporated herein by reference).

10.32 Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino's Farms Office Park Limited Partnership and Domino's Pizza, Inc. (Exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference).

10.33 Settlement Letter, dated March 23, 2000, between TISM, Inc. and Thomas S. Monaghan. (Exhibit to our Annual Report on Form
               10-K for the fiscal year ended December 31, 2000 is incorporated herein by reference).

10.36 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and Harry S. Silverman.

10.37 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and Patrick W. Knotts.

10.38 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and Michael D. Soignet.

10.39 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and J. Patrick Doyle.

16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 22, 2002.

21.1           Domino's, Inc. subsidiaries

99.1           Risk Factors

99.2 Letter from Domino's, Inc. to the Securities and Exchange Commission, dated March 22, 2002.

-----------------

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 30, 2001.

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

                    Report of Independent Public Accountants

To Domino's, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Domino's, Inc. and subsidiaries (the Company) included in this Form 10-K, and have issued our report thereon dated January 30, 2002. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

Detroit, Michigan,                                     /s/ ARTHUR ANDERSEN LLP

  January 30, 2002.

SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS

                                DOMINO'S, INC. and SUBSIDIARIES

                                           (Dollars In Thousands)

                                             Balance                * Additions /                  Balance
                                            Beginning   Provision    Deductions    Translation     End of
                                             of Year    (Benefit)  from Reserves   Adjustments      Year
                                             -------    --------   -------------   ------------     ----
Allowance for doubtful accounts receivable
      2001                                    3,561       2,955        (345)         (100)          6,071
      2000                                    2,444       1,996        (827)          (52)          3,561
      1999                                    2,794         905      (1,242)          (13)          2,444

Allowance for doubtful notes receivable
      2001                                    3,141          41         311             -           3,493
      2000                                    3,537         205        (601)            -           3,141
      1999                                    3,165       1,066        (694)            -           3,537

--------------

* Consists primarily of write-offs and recoveries of bad debts

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 26th day of March, 2002.

                                                        DOMINO'S, INC.

                                                        /s/ Harry J. Silverman
                                                        -----------------------
                                                        Harry J. Silverman
                                                        Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2002.

/s/ David A. Brandon
------------------------------
David A. Brandon                   Chairman, CEO and Director
                                   (Principal Executive Officer)

/s/ Harry J. Silverman
------------------------------
Harry J. Silverman                 Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

/s/ Andrew B. Balson
------------------------------
Andrew B. Balson                   Director

/s/ Christopher C. Behrens
------------------------------
Christopher C. Behrens             Director

/s/ Thomas S. Monaghan
------------------------------
Thomas S. Monaghan                 Director

/s/ Mark E. Nunnelly
------------------------------
Mark E. Nunnelly                   Director

/s/ Robert M. Rosenberg
------------------------------
Robert M. Rosenberg                Director

/s/ Robert F. White
------------------------------
Robert F. White                    Director