Form 10-Q
period 2002-03-24
DOMINOS INC
filed 2002-05-07
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 24, 2002

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

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's common stock as of April 29, 2002 was 10 shares.

                                 Domino's, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
           March 24, 2002 and December 30, 2001                                3

         Condensed Consolidated Statements of Income -
           Fiscal quarter ended March 24, 2002 and March 25, 2001              4

         Condensed Consolidated Statements of Cash Flows -
           Fiscal quarter ended March 24, 2002 and March 25, 2001              5

         Notes to Condensed Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operation                                                8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           11


PART II. OTHER INFORMATION                                                    12


SIGNATURES                                                                    12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Domino's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

(In thousands)                                         March 24, 2002           December 30, 2001
Assets                                                  (Unaudited)                  (Note)
                                                       --------------           -----------------
Current assets:
         Cash and cash equivalents                       $   5,223                  $  34,842
         Accounts receivable                                52,454                     54,225
         Notes receivable                                    4,786                      4,024
         Inventories                                        19,583                     22,088
         Prepaid expenses and other                          5,975                      4,892
         Deferred income taxes                              11,302                     11,302
                                                         ---------                  ---------
Total current assets                                        99,323                    131,373
                                                         ---------                  ---------

Property, plant and equipment:
         Land and buildings                                 15,873                     15,983
         Leasehold and other improvements                   55,937                     50,684
         Equipment                                         132,013                    114,904
         Construction in progress                            5,677                      5,837
                                                         ---------                  ---------
                                                           209,500                    187,408
         Accumulated depreciation and amortization         102,880                     99,763
                                                         ---------                  ---------
Property, plant and equipment, net                         106,620                     87,645
                                                         ---------                  ---------

Other assets:
         Deferred financing costs                           23,243                     24,594
         Goodwill                                           27,364                     12,673
         Capitalized software                               33,424                     34,408
         Deferred income taxes                              63,965                     66,270
         Other                                              25,983                     25,330
                                                         ---------                  ---------
Total other assets                                         173,979                    163,275
                                                         ---------                  ---------
Total assets                                             $ 379,922                  $ 382,293
                                                         =========                  =========

Liabilities and stockholder's deficit
Current liabilities:
         Current portion of long-term debt               $  38,046                  $  43,157
         Accounts payable                                   39,385                     30,125
         Accrued income taxes                                7,461                      2,164
         Insurance reserves                                  8,089                      7,365
         Other accrued liabilities                          62,231                     71,323
                                                         ---------                  ---------
Total current liabilities                                  155,212                    154,134
                                                         ---------                  ---------

Long-term liabilities:
         Long-term debt, less current portion              602,185                    611,532
         Insurance reserves                                  7,396                      6,334
         Other accrued liabilities                          33,762                     35,167
                                                         ---------                  ---------
Total long-term liabilities                                643,343                    653,033
                                                         ---------                  ---------

Stockholder's deficit:
         Common stock                                            -                          -
         Additional paid-in capital                        120,202                    120,202
         Retained deficit                                 (536,641)                  (542,540)
         Accumulated other comprehensive loss               (2,194)                    (2,536)
                                                         ----------                 ----------
Total stockholder's deficit                               (418,633)                  (424,874)
                                                         ----------                 ----------
Total liabilities and stockholder's deficit              $ 379,922                  $ 382,293
                                                         ==========                 ==========

--------
Note: The balance sheet at December 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                         Fiscal Quarter Ended
                                                         March 24,    March 25,
(In thousands)                                             2002         2001
                                                         ---------    ---------
Revenues:
  Domestic corporate stores                              $ 89,906     $ 90,843
  Domestic franchise                                       34,559       30,625
  Domestic distribution                                   165,745      150,603
  International                                            17,846       15,560
                                                         --------     --------
Total revenues                                            308,056      287,631
                                                         --------     --------

Operating expenses:
  Cost of sales                                           225,338      212,246
  General and administrative                               44,293       46,543
                                                         --------     --------
Total operating expenses                                  269,631      258,789
                                                         --------     --------
Income from operations                                     38,425       28,842

Interest income                                               218          595
Interest expense                                           13,397       16,591
                                                         --------     --------
Income before provision for income taxes                   25,246       12,846

Provision for income taxes                                  9,341        5,037
                                                         --------     --------
Net income                                               $ 15,905     $  7,809
                                                         ========     ========

---------
See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Fiscal Quarter Ended
                                                           March 24,                March 25,
                                                             2002                     2001
                                                     ----------------           --------------
(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities                $ 38,741                   $10,262
                                                         --------                   -------

Cash flows from investing activities:
     Capital expenditures                                 (17,767)                   (9,735)
     Acquisitions of franchise operations                 (21,850)                      -
     Other                                                 (4,261)                    2,001
                                                         --------                   -------
Net cash used in investing activities                     (43,878)                   (7,734)
                                                         --------                   -------

Cash flows from financing activities:
     Repayments of debt                                   (14,454)                   (6,900)
     Distributions to Parent                              (10,006)                      -
                                                         --------                   -------
Net cash used in financing activities                     (24,460)                   (6,900)
                                                         --------                   -------

Effect of exchange rate changes on cash
     and cash equivalents                                     (22)                      (21)
                                                         --------                   -------
Decrease in cash and cash equivalents                     (29,619)                   (4,393)

Cash and cash equivalents, at beginning of period          34,842                    25,136
                                                         --------                   -------

Cash and cash equivalents, at end of period              $  5,223                   $20,743
                                                         ========                   =======



--------
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

March 24, 2002

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 24, 2002 are not necessarily indicative of the results that may be expected for the year ended December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 30, 2001 included in our Form 10-K.

2.  Accounting Pronouncements

On December 31, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Upon adoption of this Statement, the Company ceased amortization of goodwill. Amortization of goodwill was approximately $482,000 and $2.0 million for the first quarter of 2001 and fiscal year 2001, respectively. In accordance with this Statement, the Company will test for impairment of its goodwill within six months of adoption and at least annually thereafter. The Company has not quantified the amount of impairment, if any, that may result from the adoption of this Statement.

On May 1, 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". The Company elected to early adopt this Statement effective for the first quarter of 2002. Upon adoption and in accordance with this Statement, the Company will no longer record its gains and losses on debt extinguishment as extraordinary items. The Company will reclassify prior period gains and losses on debt extinguishment, originally recorded as extraordinary items, and certain future debt extinguishments, if any, as gains or losses in determining income from operations.

3.  Comprehensive Income

                                                        Fiscal Quarter Ended
                                                        ---------------------
                                                      March 24,      March 25,
                                                         2002         2001
                                                    ----------------------------
Net income                                             $ 15,905       $7,809
Cumulative effect of change in
 accounting principle, net of tax                            -         1,692
Unrealized loss on derivative instruments,
 net of tax                                                (355)      (1,676)
Reclassification adjustment for (gains) losses
 included in net income, net of tax                         739         (335)
Currency translation adjustment                             (42)        (187)
                                                       ---------     ---------
Comprehensive income                                   $ 16,247       $7,303
                                                       =========     =========

4.  Segment Information

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments. During the first quarter of 2002, the Company purchased 83 stores from our franchisee in Arizona. This acquisition resulted in an approximately $22.4 million increase in Domestic Store assets.


                          Fiscal Quarter Ended March 24, 2002 and March 25, 2001
                          ------------------------------------------------------
             Domestic       Domestic                     Intersegment
              Stores       Distribution   International     Revenues     Other        Total
              ------       ------------   -------------     --------     -----        -----
Revenues -
   2002      $124,465       $189,674         $17,846        $(23,929)   $    -       $308,056
   2001       121,468        175,484          15,560         (24,881)        -        287,631
EBITDA   -
   2002      $ 40,087       $ 11,837         $ 4,785        $   -       $(10,968)    $ 45,741
   2001        32,684          9,488           3,893            -         (9,314)      36,751


The following table reconciles total EBITDA to consolidated income before provision for income taxes.

                                                       Fiscal Quarter Ended
                                                       --------------------
                                                    March 24,       March 25,
                                                       2002            2001
                                                    --------       ----------
Total EBITDA                                         $45,741          $36,751
Depreciation and amortization                         (7,152)          (6,965)
Interest expense                                     (13,397)         (16,591)
Interest income                                          218              595
Loss on debt extinguishment                             (335)             -
Gain (loss) on sale of assets                            171             (944)
                                                     -------       ----------
Income before provision for income taxes             $25,246          $12,846
                                                     =======       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The 2002 and 2001 first quarters referenced herein represent the twelve-week periods ended March 24, 2002 and March 25, 2001, respectively.

Store Growth Activity
---------------------

The following is a summary of the Company's store growth activity for the first quarter of 2002 and the first quarter of 2001.

                                               First Quarter of 2002
                                  --------------------------------------------
                                  Beginning                             End of
                                  of Period  Opened  Closed  Transfers  Period
                                  ---------  ------  ------  ---------  ------

Domestic Corporate Stores             519       1      (5)       83       598
Domestic Franchise                  4,294      19     (18)      (83)    4,212
                                    -----     ---     ---       ---     -----
Domestic Stores                     4,813      20     (23)        -     4,810
International                       2,259      27     (20)        -     2,266
                                    -----     ---     ---       ---     -----
Total                               7,072      47     (43)        -     7,076
                                    =====     ===     ===       ===     =====


                                               First Quarter of 2001
                                  --------------------------------------------
                                  Beginning                             End of
                                  of Period  Opened  Closed  Transfers  Period
                                  ---------  ------  ------  ---------  ------

Domestic Corporate Stores             626       3     (13)      (11)      605
Domestic Franchise                  4,192      30     (15)       11     4,218
                                    -----     ---     ---       ---     -----
Domestic Stores                     4,818      33     (28)        -     4,823
International                       2,159      70      (6)        -     2,223
                                    -----     ---     ---       ---     -----
Total                               6,977     103     (34)        -     7,046
                                    =====     ===     ===       ===     =====

Revenues
--------

General. Revenues include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues increased 7.1% to $308.1 million in the first quarter of 2002, from $287.6 million for the comparable period in 2001. This increase in total revenues is due primarily to increases in domestic distribution revenues and, to a lesser extent, an increase in international and domestic franchise revenues. These results are more fully described below.

Domestic Stores
---------------

Domestic Corporate Stores. Revenues from domestic corporate store operations decreased 1.0% to $89.9 million in the first quarter of 2002, from $90.8 million for the comparable period in 2001.

This decrease is due primarily to a decrease in the average number of domestic Company-owned stores open during 2002, offset in part by an increase in same store sales. The average number of domestic Company-owned stores in operation decreased by 72 to 545 stores in the first quarter of 2002, compared to the same period in 2001. This decrease in revenues was offset in part by an increase in same store sales for domestic Company-owned stores of 5.2% in the first quarter of 2002, compared to the same period in 2001.

Domestic Franchise. Revenues from domestic franchise operations increased 12.8% to $34.6 million in the first quarter of 2002, from $30.6 million for the comparable period in 2001.

This increase is due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2002. Same store sales for domestic franchise stores increased 8.0% in the first quarter of 2002, compared to the same period in 2001. The average number of domestic franchise stores in operation increased by 98 to 4,235 stores in the first quarter of 2002, compared to the same period in 2001.

Domestic Distribution
---------------------
Revenues from domestic distribution operations increased 10.1% to $165.7 million in the first quarter of 2002, from $150.6 million for the comparable period in 2001.

This increase is due primarily to increased volumes relating to an increase in domestic franchise same store sales and average store counts in the first quarter of 2002, as well as a market increase in overall food prices, including cheese prices.

International
-------------
Revenues from international operations increased 14.7% to $17.8 million in the first quarter of 2002, from $15.6 million for the comparable period in 2001.

This increase is due primarily to an increase in same store sales and an increase in the average number of international stores open during 2002. On a constant dollar basis, same store sales for international stores increased 3.3% in the first quarter of 2002, compared to the same period in 2001. On a historical dollar basis, same store sales for international stores increased 0.5% in the first quarter of 2002, compared to the same period in 2001, reflecting a strong U.S. dollar. The average number of international stores in operation increased by 56 to 2,235 stores in the first quarter of 2002, compared to the same period in 2001.

Operating Expenses
------------------
Cost of sales increased 6.2% to $225.3 million in the first quarter of 2002, from $212.2 million for the comparable period in 2001. Gross profit increased 9.7% to $82.7 million in the first quarter of 2002, from $75.4 million for the comparable period in 2001. This increase in gross profit is due primarily to an increase in domestic store revenues, improved unit economics at our Company-owned stores and an increase in distribution volumes. This increase in gross profit was offset in part by an increase in food costs, including higher cheese costs. The average cheese block price increased 9.6% to approximately $1.26 per pound in the first quarter of 2002, from approximately $1.15 per pound for the comparable period in 2001.

As a percentage of total revenues, gross profit increased 0.7% to 26.9% in the first quarter of 2002, from 26.2% for the comparable period in 2001. This increase is due primarily to an increase in revenues resulting from strong domestic sales growth, and improved unit economics at our Company-owned stores.

General and administrative expenses decreased 4.8% to $44.3 million in the first quarter of 2002, from $46.5 million for the comparable period in 2001. As a percentage of total revenues, general and administrative expenses decreased 1.8% to 14.4% in the first quarter of 2002, from 16.2% for the comparable period in 2001.

This decrease in general and administrative expenses in the first quarter of 2002 is due primarily to a decrease in variable general and administrative costs in our domestic Company-owned stores, as well as losses from the sale of assets in 2001.

Interest Expense
----------------
Interest expense decreased 19.3% to $13.4 million in the first quarter of 2002, from $16.6 million for the comparable period in 2001. This decrease is due primarily to a decrease in related variable interest rates on our senior credit facility and reduced debt levels.

Provision for Income Taxes
--------------------------
Provision for income taxes increased $4.3 million to $9.3 million in the first quarter of 2002, from $5.0 million for the comparable period in 2001. This increase is due primarily to an increase in pre-tax income.


Liquidity and Capital Resources
-------------------------------
We had negative working capital of $55.9 million and cash and cash equivalents of $5.2 million at March 24, 2002. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt commitments from these sources.

As of March 24, 2002, we had $640.2 million of long-term debt, of which $38.0 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility. Letters of credit issued under the revolving credit facility increased $5.5 million to $17.4 million in the first quarter of 2002, from $11.9 million at December 30, 2001. This increase is a result of additional letters of credit issued under our casualty insurance program. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $38.7 million and $10.3 million in the first quarter of 2002 and 2001, respectively. The $28.4 million increase is due primarily to an $8.1 million increase in net income, a $2.2 million change in the deferred tax provision and a $19.5 million net change in operating assets and liabilities. These increases in cash provided by operating activities were offset in part by a $1.1 million change in (gain) loss on the sale of assets.

Cash used in investing activities was $43.9 million and $7.7 million in the first quarter of 2002 and 2001, respectively. The $36.2 million increase is due primarily to a $21.9 million increase in acquisitions of franchise operations, an $8.0 million increase in capital expenditures and a $6.3 million net change in other assets, including a $5.7 million net change in notes receivable. The increase in acquisitions of franchise operations is due primarily to the Company's purchase of 83 domestic franchise stores in Arizona during the first quarter of 2002.

Cash used in financing activities was $24.5 million and $6.9 million in the first quarter of 2002 and 2001, respectively. The $17.6 million increase is due primarily to a $10.0 million increase in distributions to parent and a $7.6 million increase in repayments of long-term debt. This increase in repayments of long-term debt is due primarily to the retirement of $2.5 million of outstanding senior subordinated notes and an increase in senior credit facility cash sweep payments made in the first quarter of 2002 compared to the first quarter of 2001.

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

Forward-Looking Statements
--------------------------
Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also, statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the Form 10-K for the year ended December 30, 2001 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk
-----------
The Company is exposed to market risks primarily from interest rate changes on our variable rate debt. Management actively monitors this exposure. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Interest Rate Derivatives
-------------------------
The Company may enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs.

During 2001, we entered into an interest rate collar and three interest rate swap agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under Term Loans A, B and C to various fixed rates over various terms. These agreements are summarized as follows:


                                   Total
                                 Notional
        Derivative                Amount                         Term                        Rate
        ----------                ------                         ----                        ----
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


Interest Rate Risk
------------------
The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of March 24, 2002, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.1%. At March 24, 2002, the weighted average interest rate on our $157.9 million of variable interest debt was approximately 5.0%.

The Company had total interest expense of approximately $13.4 million in the first quarter of 2002. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $758,000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     None.

b.   Current Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended March 24, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DOMINO'S, INC.
                                                     (Registrant)


Date: May 7, 2002                                    /s/ Harry J. Silverman
                                                     --------------------------
                                                     Chief Financial Officer