Form 10-Q
period 2002-06-16
DOMINOS INC
filed 2002-07-30
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 16, 2002
                                                 -------------

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

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's common stock as of July 22, 2002 was 10 shares.

                                 Domino's, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                            Page No.
                                                                                          --------
Item 1.           Financial Statements

                           Condensed Consolidated Balance Sheets -
                             June 16, 2002 and December 30, 2001                                 3

                           Condensed Consolidated Statements of Income -
                             Fiscal quarter and two fiscal quarters ended
                             June 16, 2002 and June 17, 2001                                     4

                           Condensed Consolidated Statements of Cash Flows -
                             Two fiscal quarters ended June 16, 2002 and June 17, 2001           5

                           Notes to Condensed Consolidated Financial Statements                  6



Item 2.           Management's Discussion and Analysis of Financial Condition and
                     Results of Operation                                                        8


Item 3.           Quantitative and Qualitative Disclosures About Market Risk                     12



PART II. OTHER INFORMATION                                                                       13



SIGNATURES                                                                                       13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                         Domino's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

(In thousands)                                        June 16, 2002             December 30, 2001
Assets                                                 (Unaudited)                   (Note)
                                                   -------------------          -----------------
Current assets:
         Cash and cash equivalents                   $          8,127           $          34,842
         Accounts receivable                                   53,396                      54,225
         Notes receivable                                       4,394                       4,024
         Inventories                                           19,341                      22,088
         Prepaid expenses and other                             9,425                       4,892
         Deferred income taxes                                 11,302                      11,302
                                                     ----------------           -----------------
Total current assets                                          105,985                     131,373
                                                     ----------------           -----------------

Property, plant and equipment:
         Land and buildings                                    16,055                      15,983
         Leasehold and other improvements                      55,272                      50,684
         Equipment                                            133,063                     114,904
         Construction in progress                               4,719                       5,837
                                                     ----------------           -----------------
                                                              209,109                     187,408
         Accumulated depreciation and amortization            102,180                      99,763
                                                     ----------------           -----------------
Property, plant and equipment, net                            106,929                      87,645
                                                     ----------------           -----------------

Other assets:
         Deferred financing costs                              21,644                      24,594
         Goodwill                                              27,267                      12,673
         Capitalized software                                  27,089                      34,408
         Deferred income taxes                                 63,915                      66,270
         Other                                                 22,604                      25,330
                                                     ----------------           -----------------
Total other assets                                            162,519                     163,275
                                                     ----------------           -----------------
Total assets                                         $        375,433           $         382,293
                                                     ================           =================

Liabilities and stockholder's deficit
Current liabilities:
         Current portion of long-term debt           $         40,694           $          43,157
         Accounts payable                                      35,286                      30,125
         Insurance reserves                                     8,222                       7,365
         Other accrued liabilities                             76,950                      73,487
                                                     ----------------           -----------------
Total current liabilities                                     161,152                     154,134
                                                     ----------------           -----------------

Long-term liabilities:
         Long-term debt, less current portion                 581,940                     611,532
         Insurance reserves                                     9,999                       6,334
         Other accrued liabilities                             30,997                      35,167
                                                     ----------------           -----------------
Total long-term liabilities                                   622,936                     653,033
                                                     ----------------           -----------------

Stockholder's deficit:
         Common stock                                               -                           -
         Additional paid-in capital                           120,723                     120,202
         Retained deficit                                    (525,889)                   (542,540)
         Accumulated other comprehensive loss                  (3,489)                     (2,536)
                                                     ----------------           -----------------
Total stockholder's deficit                                  (408,655)                   (424,874)
                                                     ----------------           -----------------
Total liabilities and stockholder's deficit          $        375,433           $         382,293
                                                     ================           =================

___________
Note: The balance sheet at December 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                             Fiscal Quarter Ended             Two Fiscal Quarters Ended
                                           June 16,        June 17,           June 16,        June 17,
(In thousands)                               2002            2001              2002             2001
                                        ----------------------------      ------------------------------
Revenues:
     Domestic corporate stores        $     88,482     $     81,926       $    178,388    $      172,769
     Domestic franchise                     32,037           30,044             66,596            60,669
     Domestic distribution                 154,721          156,229            320,466           306,832
     International                          18,822           15,553             36,668            31,113
                                      ------------     ------------       ------------    --------------
Total revenues                             294,062          283,752            602,118           571,383
                                      ------------     ------------       ------------    --------------

Operating expenses:
     Cost of sales                         215,790          211,965            441,128           424,211
     General and administrative             47,473           41,978             91,644            88,521
                                      ------------     ------------       ------------    --------------
Total operating expenses                   263,263          253,943            532,772           512,732
                                      ------------     ------------       ------------    --------------
Income from operations                      30,799           29,809             69,346            58,651

Interest income                                 50              420                268             1,015
Interest expense                           (13,694)         (15,689)           (27,213)          (32,280)
                                      ------------     ------------       ------------    --------------
Income before provision for
  income taxes                              17,155           14,540             42,401            27,386

Provision for income taxes                   6,346            5,664             15,687            10,701
                                      ------------     ------------       ------------    --------------
Net income                            $     10,809     $      8,876       $     26,714    $       16,685
                                      ============     ============       ============    ==============

_________
See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Two Fiscal Quarters Ended
                                                           June 16,                June 17,
                                                            2002                     2001
                                                     ----------------           --------------
(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities            $         61,961           $       42,767
                                                     ----------------           --------------

Cash flows from investing activities:
     Capital expenditures                                     (24,696)                 (17,438)
     Acquisitions of franchise operations                     (21,850)                    (145)
     Other                                                       (618)                   4,476
                                                     -----------------          --------------
Net cash used in investing activities                         (47,164)                 (13,107)
                                                     -----------------          ---------------

Cash flows from financing activities:
     Capital contribution                                         521                        -
     Repayments of debt                                       (32,087)                 (11,760)
     Distributions to Parent                                  (10,063)                       -
                                                     -----------------          --------------
Net cash used in financing activities                         (41,629)                 (11,760)
                                                     -----------------          --------------

Effect of exchange rate changes on cash
     and cash equivalents                                         117                      (39)
                                                     ----------------           ---------------
Increase (decrease) in cash and cash equivalents              (26,715)                  17,861

Cash and cash equivalents, at beginning of period              34,842                   25,136
                                                     ----------------           --------------

Cash and cash equivalents, at end of period          $          8,127           $       42,997
                                                     ================           ==============

_________
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

June 16, 2002

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 16, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 30, 2001 included in our Form 10-K.

2.    Accounting Pronouncement

On December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". During the second quarter of 2002, the Company performed the required impairment test on its existing goodwill and determined there was no impairment. Amortization of goodwill was approximately $474,000 and $956,000 for the second quarter and first two quarters of 2001, respectively.

3.   Comprehensive Income

                                                   Fiscal Quarter Ended       Two Fiscal Quarters Ended
                                                  ----------------------      -------------------------
                                                   June 16,      June 17,       June 16,        June 17,
                                                     2002          2001           2002           2001
                                                  ---------      --------      ----------      ---------
Net income                                         $ 10,809       $ 8,876        $ 26,714       $ 16,685
Cumulative effect of change in
  accounting principle, net of tax                        -             -               -          1,692
Unrealized loss on derivative instruments,
  net of tax                                         (2,543)         (414)         (2,898)        (2,090)
Reclassification adjustment for (gains) losses
  included in net income, net of tax                    726            32           1,465           (303)
Currency translation adjustment                         522           (42)            480           (229)
                                                  ---------      --------      ----------     ----------
Comprehensive income                               $  9,514       $ 8,452        $ 25,761       $ 15,755
                                                  =========      ========      ==========     ==========

4.   Segment Information

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments. During the first quarter of 2002, the Company purchased 83 stores from our franchisee in Arizona. This acquisition resulted in an approximately $22.4 million increase in Domestic Store assets.

                                     Fiscal Quarter Ended June 16, 2002 and June 17, 2001
                                     ----------------------------------------------------
                      Domestic        Domestic                      Intersegment
                       Stores       Distribution   International      Revenues        Other          Total
                       ------       ------------   -------------      --------        -----          -----
Revenues -
   2002                $120,519        $179,391        $18,822       $(24,670)      $      -        $294,062
   2001                 111,970         179,667         15,553        (23,438)             -         283,752
EBITDA -
   2002                $ 34,598        $ 11,392        $ 5,200       $      -       $ (9,543)       $ 41,647
   2001                  31,252          10,086          4,011              -         (8,769)         36,580

                                  Two Fiscal Quarters Ended June 16, 2002 and June 17, 2001
                                  ---------------------------------------------------------
                      Domestic        Domestic                      Intersegment
                       Stores       Distribution   International      Revenues        Other          Total
                       ------       ------------   -------------      --------        -----          -----
Revenues -
   2002                $244,984        $369,065       $ 36,668       $(48,599)      $      -        $602,118
   2001                 233,438         355,151         31,113        (48,319)             -         571,383
EBITDA -
   2002                $ 74,684        $ 23,229       $  9,986       $      -       $(20,511)       $ 87,388
   2001                  63,936          19,574          7,904              -        (18,083)         73,331

The following table reconciles total EBITDA to consolidated income before provision for income taxes.

                                                       Fiscal Quarter Ended        Two Fiscal Quarters Ended
                                                       --------------------        -------------------------
                                                       June 16,     June 17,        June 16,        June 17,
                                                        2002          2001            2002            2001
                                                     ----------     ---------      ----------      ---------
Total EBITDA                                           $ 41,647      $ 36,580        $ 87,388       $ 73,331
Depreciation and amortization                            (6,671)       (7,029)        (13,823)       (13,995)
Interest expense                                        (13,694)      (15,689)        (27,213)       (32,280)
Interest income                                              50           420             268          1,015
Loss on debt extinguishment                                (704)            -            (916)             -
Gain (loss) on sale/disposal of assets                   (3,473)          258          (3,303)          (685)
                                                     ----------     ---------      ----------      ---------
Income before provision for income taxes              $  17,155      $ 14,540        $ 42,401       $ 27,386
                                                     ==========     =========      ==========      =========

5.   Debt Retirements

The Company retired approximately $7.8 million and $10.3 million of outstanding senior subordinated notes during the second quarter and first two quarters of 2002, respectively. The Company recognized losses of approximately $704,000 and $916,000 for the second quarter and first two quarters of 2002, respectively, reflecting the differences between the carrying value of the notes and the open market purchase price.

6.   Senior Credit Facility

On July 29, 2002, the Company entered into a senior credit facility with a consortium of banks (the "2002 Senior Credit Facility"). The 2002 Senior Credit Facility consists of a $365 million term loan expiring in June 2008 and a $100 million revolving credit facility expiring in June 2007. The Company's previously existing senior credit facility was paid in full and cancelled upon consummation of the 2002 Senior Credit Facility. The new agreement requires amortization of the term loans of $3.65 million per year during the first five years of the agreement with equal quarterly payments totaling $346.75 million in the final year of the agreement. The 2002 Senior Credit Facility contains customary financial and non-financial covenants and is guaranteed by TISM, Inc., our parent company, and each of our domestic subsidiaries. The 2002 Senior Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. Borrowings under the 2002 Senior Credit Facility bear interest at LIBOR plus an applicable margin not to exceed 250 basis points.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The 2002 and 2001 second quarters referenced herein represent the twelve-week periods ended June 16, 2002 and June 17, 2001, respectively. The 2002 and 2001 first two quarters referenced herein represent the twenty-four week periods ended June 16, 2002 and June 17, 2001, respectively.

Store Growth Activity

The following is a summary of the Company's store growth activity for the second quarter and first two quarters of 2002.


                                                Second Quarter of 2002
                                ------------------------------------------------------
                                  Beginning                                    End of
                                  of Period    Opened    Closed   Transfers    Period
                                  ---------    ------    ------   ---------    ------
Domestic Corporate Stores              598         1         (3)        (13)      583
Domestic Franchise                   4,212        19        (21)         13     4,223
                                   -------     -----      -----      ------   -------
Domestic Stores                      4,810        20        (24)          -     4,806
International                        2,266        49        (25)          -     2,290
                                   -------     -----      -----      ------   -------
Total                                7,076        69        (49)          -     7,096
                                   =======     =====      =====      ======   =======


                                              First Two Quarters of 2002
                                ------------------------------------------------------
                                  Beginning                                    End of
                                  of Period     Opened    Closed   Transfers   Period
                                  ---------     ------    ------   ---------   ------
Domestic Corporate Stores              519         2         (8)         70       583
Domestic Franchise                   4,294        38        (39)        (70)    4,223
                                   -------     -----      -----     -------   -------
Domestic Stores                      4,813        40        (47)          -     4,806
International                        2,259        76        (45)          -     2,290
                                   -------     -----      -----     -------   -------
Total                                7,072       116        (92)          -     7,096
                                   =======     =====      =====     =======   =======

Revenues

General. Revenues include retail sales of food by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues increased 3.6% to $294.1 million in the second quarter of 2002, from $283.8 million for the comparable period in 2001, and increased 5.4% to $602.1 million for the first two quarters of 2002, from $571.4 million for the comparable period in 2001.

This increase in total revenues in the second quarter of 2002 is due primarily to an increase in domestic franchise revenues, resulting from an increase in same store sales, an increase in domestic corporate store revenues, resulting from an increase in same store sales and the acquisition of 83 stores from our Arizona franchisee during the first quarter of 2002, and, to a lesser extent, an increase in international revenues. This increase was offset in part by a decrease in domestic distribution revenues due primarily to a market decrease in overall food basket prices, including lower cheese prices. This decrease in domestic distribution revenues was offset in part by an increase in distribution volumes primarily resulting from increases in domestic franchise same store sales.

This increase in total revenues for the first two quarters of 2002 is due primarily to an increase in domestic distribution volumes, resulting from an increase in domestic franchise same store sales, an increase in domestic corporate store revenues, resulting from an increase in same store sales, and, to a lesser extent, an increase in international revenues.

Domestic Stores

Domestic Corporate Stores. Revenues from domestic corporate store operations increased 8.0% to $88.5 million in the second quarter of 2002, from $81.9 million for the comparable period in 2001, and increased 3.3% to $178.4 million for the first two quarters of 2002, from $172.8 million for the comparable period in 2001.

This increase in revenues in the second quarter of 2002 is due primarily to an increase in same store sales and an increase in the average number of domestic Company-owned stores open during 2002 due in part to the Arizona acquisition completed in February of 2002, offset in part by store divestitures in 2001. Same store sales for domestic Company-owned stores increased 1.5% for the second quarter of 2002, compared to the same period in 2001.

This increase in revenues for the first two quarters of 2002 is due primarily to an increase in same store sales offset in part by a decrease in the average number of domestic Company-owned stores open during 2002. Same store sales for domestic Company-owned stores increased 3.3% for the first two quarters of 2002, compared to the same period in 2001.

Domestic Franchise. Revenues from domestic franchise operations increased 6.6% to $32.0 million in the second quarter of 2002, from $30.0 million for the comparable period in 2001, and increased 9.8% to $66.6 million for the first two quarters of 2002, from $60.7 million for the comparable period in 2001.

This increase in revenues for the second quarter of 2002 is due primarily to an increase in same store sales offset in part by a decrease in the average number of domestic franchise stores open during 2002 due in part to the Arizona acquisition. Same store sales for domestic franchise stores increased 4.7% in the second quarter of 2002, compared to the same period in 2001.

This increase in revenues for the first two quarters of 2002 is due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2002. Same store sales for domestic franchise stores increased 6.4% for the first two quarters of 2002, compared to the same period in 2001.

Domestic Distribution

Revenues from domestic distribution operations decreased 1.0% to $154.7 million in the second quarter of 2002, from $156.2 million for the comparable period in 2001, and increased 4.4% to $320.5 million for the first two quarters of 2002, from $306.8 million for the comparable period in 2001.

This decrease in revenues in the second quarter of 2002 is due primarily to a market decrease in overall food basket prices, including lower cheese prices. This decrease in revenues was offset in part by an increase in distribution volumes primarily resulting from increases in domestic franchise same store sales in 2002. The average cheese block price decreased to approximately $1.22 per pound in the second quarter of 2002, from approximately $1.44 per pound for the comparable period in 2001.

This increase in revenues for the first two quarters of 2002 is due primarily to an increase in volumes resulting from increases in domestic franchise same store sales and store counts in 2002. This increase in revenues was offset in part by a market decrease in overall food basket prices, including lower cheese prices. The average cheese block price decreased to approximately $1.24 per pound for the first two quarters of 2002, from approximately $1.30 per pound for the comparable period in 2001.

International

Revenues from international operations increased 21.0% to $18.8 million in the second quarter of 2002, from $15.6 million for the comparable period in 2001, and increased 17.9% to $36.7 million in the first two quarters of 2002, from $31.1 million for the comparable period in 2001.

These increases in revenues are due primarily to increases resulting from the acquisition of the Netherlands franchise operations in the fourth quarter of 2001, as well as increases in same store sales and in the average number of international stores open during 2002. On a constant dollar basis, same store sales increased 4.7% and 4.1% for the second quarter and first two quarters of 2002, respectively, compared to the same periods in 2001. On a historical dollar basis, same store sales increased 3.9% and 2.2% for the second quarter and first two quarters of 2002, respectively, compared to the same periods in 2001, reflecting a relatively strong U.S. Dollar.

Operating Expenses

Cost of sales increased 1.8% to $215.8 million in the second quarter of 2002, from $212.0 million for the comparable period in 2001, and increased 4.0% to $441.1 million for the first two quarters of 2002, from $424.2 million for the comparable period in 2001. Gross profit increased 9.0% to $78.3 million in the second quarter of 2002, from $71.8 million for the comparable period in 2001, and increased 9.4% to $161.0 million for the first two quarters of 2002, from $147.2 million for the comparable period in 2001. As a percentage of total revenues, gross profit increased 1.3% to 26.6% in the second quarter of 2002, from 25.3% for the comparable period in 2001, and increased 0.9% to 26.7% for the first two quarters of 2002, from 25.8% for the comparable period in 2001.

These increases in gross profit are due primarily to increases in domestic store revenues, primarily due to increases in domestic Company-owned and franchise same store sales and increases in distribution volumes. Additionally, these gross profit improvements were positively impacted by a decrease in food basket costs, including lower cheese costs. These increases in gross profit were offset in part by Company-wide increases in insurance costs.

General and administrative expenses increased 13.1% to $47.5 million in the second quarter of 2002, from $42.0 million for the comparable period in 2001, and increased 3.5% to $91.6 million for the first two quarters of 2002, from $88.5 million for the comparable period in 2001. As a percentage of total revenues, general and administrative expenses increased 1.3% to 16.1% in the second quarter of 2002, from 14.8% for the comparable period in 2001, and decreased 0.3% to 15.2% for the first two quarters of 2002, from 15.5% for the comparable period in 2001.

These increases in total general and administrative expenses are due primarily to the write-off of approximately $5.3 million of certain capitalized software costs during the second quarter of 2002 offset in part by the favorable impact of no longer amortizing goodwill and the absence of certain covenant not-to-compete amortization expenses related to an asset that was fully amortized by the end of 2001. Goodwill amortization expense for the first two quarters of 2001 was approximately $1.0 million and covenant not-to-compete amortization expense related to this asset was approximately $2.6 million. Total revenues continued to outpace the growth of total general and administrative expenses for the first two quarters of 2002, reflecting management's commitment to continuous process improvements throughout the Company.

Interest Expense

Interest expense decreased 12.7% to $13.7 million in the second quarter of 2002, from $15.7 million for the comparable period in 2001, and decreased 15.7% to $27.2 million for the first two quarters of 2002, from $32.3 million for the comparable period in 2001. These decreases are due primarily to decreases in related variable interest rates on our senior credit facility and reduced debt levels.

Provision for Income Taxes

Provision for income taxes increased $682,000 to $6.3 million in the second quarter of 2002, from $5.7 million for the comparable period in 2001, and increased $5.0 million to $15.7 million for the first two quarters of 2002, from $10.7 million for the comparable period in 2001. These increases are due primarily to increases in pre-tax income.

Liquidity and Capital Resources

We had negative working capital of $55.2 million and cash and cash equivalents of $8.1 million at June 16, 2002. The increase in negative working capital at June 16, 2002 compared to December 30, 2001 is due in part to the approximately $21.9 million purchase of 83 domestic franchise stores in Arizona during the first quarter of 2002 in addition to a related distribution to parent of approximately $9.1 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources.

As of June 16, 2002, we had $622.6 million of long-term debt, of which $40.7 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility. Letters of credit issued under the revolving credit facility were $17.4 million. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $62.0 million and $42.8 million in the first two quarters of 2002 and 2001, respectively. The $19.2 million increase is due primarily to a $10.0 million increase in net income and a $6.4 million net change in operating assets and liabilities.

Cash used in investing activities was $47.2 million and $13.1 million in the first two quarters of 2002 and 2001, respectively. The $34.1 million increase is due primarily to a $21.7 million increase in acquisitions of franchise operations and a $7.3 million increase in capital expenditures. The increase in acquisitions of franchise operations is due primarily to the Company's purchase of 83 domestic franchise stores in Arizona during the first quarter of 2002.

Cash used in financing activities was $41.6 million and $11.8 million in the first two quarters of 2002 and 2001, respectively. The $29.8 million increase is due primarily to a $10.1 million increase in distributions to parent and a $20.3 million increase in repayments of long-term debt. This increase in repayments of long-term debt is due primarily to the retirement of $10.3 million of outstanding senior subordinated notes and an increase in periodic amortization and cash sweep payments made under our senior credit facility in 2002, compared to 2001.

On July 29, 2002, the Company entered into a senior credit facility with a consortium of banks (the "2002 Senior Credit Facility"). The 2002 Senior Credit Facility consists of a $365 million term loan expiring in June 2008 and a $100 million revolving credit facility expiring in June 2007. The Company's previously existing senior credit facility was paid in full and cancelled upon consummation of the 2002 Senior Credit Facility. The new agreement requires amortization of the term loans of $3.65 million per year during the first five years of the agreement with equal quarterly payments totaling $346.75 million in the final year of the agreement.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facilities or otherwise to enable us to service our indebtedness, including the senior credit facilities and the Senior Subordinated Notes, to redeem or refinance TISM's, our Parent company, Cumulative Preferred Stock or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the Senior Subordinated Notes and to service, extend or refinance the senior credit facilities will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

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

During 2001, we entered into an interest rate collar and three interest rate swap agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt to various fixed rates over various terms. These agreements are summarized as follows:

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

Interest Rate Risk

The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of June 16, 2002, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of approximately 3.1%. At June 16, 2002, the weighted average interest rate on our $148.6 million of variable interest debt was approximately 5.1%.

The Company had total interest expense of approximately $27.2 million in the first two quarters of 2002. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $1.5 million.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Under Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a.   Exhibits

     None.

b.   Current Reports on Form 8-K

     There were no reports filed on Form 8-K during the quarter ended June 16, 2002.



SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DOMINO'S, INC.
                                                    (Registrant)


Date: July 30, 2002                                 /s/ Harry J. Silverman
                                                    ----------------------------
        `                                           Chief Financial Officer