Form 10-Q
period 2002-09-08
DOMINOS INC
filed 2002-10-23
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 8, 2002
                                               -----------------

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

                                 Yes [X] No [_]

The number of shares outstanding of the registrant's common stock as of October 14, 2002 was 10 shares.

                                 Domino's, Inc.

                                      INDEX

PART I.  FINANCIAL INFORMATION                                                  Page No.
                                                                                --------
Item 1.   Financial Statements

                   Condensed Consolidated Balance Sheets -
                     September 8, 2002 and December 30, 2001                        3

                   Condensed Consolidated Statements of Income -
                     Fiscal quarter and three fiscal quarters ended
                     September 8, 2002 and September 9, 2001                        4

                   Condensed Consolidated Statements of Cash Flows -
                     Three fiscal quarters ended September 8, 2002 and
                     September 9, 2001                                              5

                   Notes to Condensed Consolidated Financial Statements             6



Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk               12

PART II. OTHER INFORMATION                                                         13

SIGNATURES                                                                         14

CERTIFICATIONS                                                                     15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                         Domino's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

(In thousands)                                       September 8, 2002          December 30, 2001
Assets                                                  (Unaudited)                   (Note)
                                                     -----------------          -----------------
Current assets:
         Cash and cash equivalents                   $           5,020          $          34,842
         Accounts receivable                                    53,689                     54,225
         Notes receivable                                        4,572                      4,024
         Inventories                                            23,874                     22,088
         Prepaid expenses and other                              6,196                      4,892
         Deferred income taxes                                  11,302                     11,302
                                                     -----------------          -----------------
Total current assets                                           104,653                    131,373
                                                     -----------------          -----------------

Property, plant and equipment:
         Land and buildings                                     15,813                     15,983
         Leasehold and other improvements                       55,837                     50,684
         Equipment                                             138,740                    114,904
         Construction in progress                                6,391                      5,837
                                                     -----------------          -----------------
                                                               216,781                    187,408
         Accumulated depreciation and amortization             102,874                     99,763
                                                     -----------------          -----------------
Property, plant and equipment, net                             113,907                     87,645
                                                     -----------------          -----------------

Other assets:
         Deferred financing costs                               19,289                     24,594
         Goodwill                                               27,315                     12,673
         Capitalized software                                   28,029                     34,408
         Deferred income taxes                                  61,318                     66,270
         Other                                                  21,713                     25,330
                                                     -----------------          -----------------
Total other assets                                             157,664                    163,275
                                                     -----------------          -----------------
Total assets                                         $         376,224          $         382,293
                                                     =================          =================

Liabilities and stockholder's deficit
Current liabilities:
         Current portion of long-term debt           $           4,034          $          43,157
         Accounts payable                                       49,277                     30,125
         Insurance reserves                                      8,098                      7,365
         Other accrued liabilities                              65,431                     73,487
                                                     -----------------          -----------------
Total current liabilities                                      126,840                    154,134
                                                     -----------------          -----------------

Long-term liabilities:
         Long-term debt, less current portion                  606,790                    611,532
         Insurance reserves                                     11,926                      6,334
         Other accrued liabilities                              29,479                     35,167
                                                     -----------------          -----------------
Total long-term liabilities                                    648,195                    653,033
                                                     -----------------          -----------------

Stockholder's deficit:
         Common stock                                                -                          -
         Additional paid-in capital                            120,723                    120,202
         Retained deficit                                     (515,216)                  (542,540)
         Accumulated other comprehensive loss                   (4,318)                    (2,536)
                                                     -----------------          -----------------
Total stockholder's deficit                                   (398,811)                  (424,874)
                                                     -----------------          -----------------
Total liabilities and stockholder's deficit          $         376,224          $         382,293
                                                     =================          =================

__________
Note: The balance sheet at December 30, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                          Fiscal Quarter Ended            Three Fiscal Quarters Ended
                                      September 8,     September 9,       September 8,    September 9,
(In thousands)                            2002             2001               2002            2001
                                      -----------------------------       ----------------------------
Revenues:
     Domestic corporate stores        $     84,436     $     80,555       $    262,824    $    253,324
     Domestic franchise                     30,623           30,373             97,219          91,042
     Domestic distribution                 143,614          163,223            464,080         470,055
     International                          18,387           15,305             55,055          46,418
                                      ------------     ------------       ------------    ------------
Total revenues                             277,060          289,456            879,178         860,839
                                      ------------     ------------       ------------    ------------

Operating expenses:
     Cost of sales                         203,450          218,823            644,578         643,034
     General and administrative             39,412           42,100            131,056         130,621
                                      ------------     ------------       ------------    ------------
Total operating expenses                   242,862          260,923            775,634         773,655
                                      ------------     ------------       ------------    ------------
Income from operations                      34,198           28,533            103,544          87,184

Interest income                                 47              418                315           1,433
Interest expense                            17,099           15,947             44,312          48,227
                                      ------------     ------------       ------------    ------------
Income before provision for
  income taxes                              17,146           13,004             59,547          40,390

Provision for income taxes                   6,345            5,072             22,032          15,773
                                      ------------     ------------       ------------    ------------
Net income                            $     10,801     $      7,932       $     37,515    $     24,617
                                      ============     ============       ============    ============

________
See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Three Fiscal Quarters Ended
                                                     September 8,           September 9,
                                                         2002                   2001
                                                     ------------           ------------
(In thousands)
Cash flows from operating activities:
Net cash provided by operating activities            $     86,337           $     54,465
                                                     ------------           ------------

Cash flows from investing activities:
     Capital expenditures                                 (38,361)               (26,863)
     Acquisitions of franchise operations                 (21,850)                  (263)
     Other                                                  1,123                  5,978
                                                     ------------           ------------
Net cash used in investing activities                     (59,088)               (21,148)
                                                     -------------          -------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt             365,000                      -
     Repayments of long-term debt                        (408,911)               (21,617)
     Cash paid for financing costs                         (3,609)                     -
     Capital contribution                                     521                      -
     Distributions to Parent                              (10,191)                     -
                                                     -------------          ------------
Net cash used in financing activities                     (57,190)               (21,617)
                                                     -------------          -------------

Effect of exchange rate changes on cash
     and cash equivalents                                     119                    (47)
                                                     ------------           -------------
Increase (decrease) in cash and cash equivalents          (29,822)                11,653

Cash and cash equivalents, at beginning of period          34,842                 25,136
                                                     ------------           ------------

Cash and cash equivalents, at end of period          $      5,020           $     36,789
                                                     ============           ============

________
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

September 8, 2002

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 8, 2002 are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 30, 2001 included in our Form 10-K.

2.   Comprehensive Income

                                            Fiscal Quarter Ended           Three Fiscal Quarters Ended
                                            --------------------           ---------------------------
                                       September 8,      September 9,    September 8,       September 9,
                                           2002              2001            2002               2001
                                      --------------    -------------   -------------      --------------
Net income                                $  10,801        $   7,932      $  37,515            $  24,617
Cumulative effect of change in
 accounting principle, net of tax                 -                -              -                1,692
Unrealized loss on derivative
 instruments, net of tax                     (1,821)          (2,494)        (4,719)              (4,584)
Reclassification adjustment for
 losses included in net income,
 net of tax                                     779              435          2,244                  132
Currency translation adjustment                 213               78            693                 (151)
                                      --------------   --------------  --------------     ---------------
Comprehensive income                      $   9,972        $   5,951      $  35,733            $  21,706
                                      ==============   ==============  ==============     ===============

3.   Segment Information

The following table summarizes revenues and earnings before interest, taxes, depreciation and amortization (EBITDA) for each of the Company's reportable segments. During the first quarter of 2002, the Company purchased 83 stores from a former franchisee in Arizona. This acquisition resulted in an approximately $22.4 million increase in Domestic Store assets.

                                 Fiscal Quarter Ended September 8, 2002 and September 9, 2001
                                 ------------------------------------------------------------
                      Domestic        Domestic                     Intersegment
                       Stores       Distribution   International     Revenues         Other          Total
                       ------       ------------   -------------     --------         -----          -----
Revenues -
   2002               $ 115,059       $ 166,924       $ 18,387       $(23,310)     $       -       $ 277,060
   2001                 110,928         187,978         15,305        (24,755)             -         289,456
EBITDA -
   2002               $  33,482       $  10,631       $  5,068       $      -      $  (9,385)      $  39,796
   2001                  30,489           9,816          4,272              -         (8,539)         36,038

                             Three Fiscal Quarters Ended September 8, 2002 and September 9, 2001
                             -------------------------------------------------------------------
                      Domestic       Domestic                      Intersegment
                       Stores       Distribution   International     Revenues         Other          Total
                       ------       ------------   -------------     --------         -----          -----
Revenues -
   2002               $ 360,043       $ 535,989       $ 55,055       $(71,909)     $       -       $ 879,178
   2001                 344,366         543,128         46,418        (73,073)             -         860,839
EBITDA -
   2002               $ 108,166       $  33,860       $ 15,054       $      -      $ (29,896)      $ 127,184
   2001                  94,425          29,390         12,176              -        (26,623)        109,368

The following table reconciles total EBITDA to consolidated income before provision for income taxes.

                                                     Fiscal Quarter Ended               Three Fiscal Quarters Ended
                                                     --------------------               ---------------------------
                                               September 8,        September 9,       September 8,       September 9,
                                                    2002               2001               2002               2001
                                              ---------------     ---------------    ---------------    --------------
Total EBITDA                                       $  39,796           $  36,038          $ 127,184         $ 109,368
Depreciation and amortization                         (5,737)             (7,166)           (19,560)          (21,160)
Interest expense                                     (17,099)            (15,947)           (44,312)          (48,227)
Interest income                                           47                 418                315             1,433
Loss on debt extinguishment                             (301)               (146)            (1,217)             (146)
Gain (loss) on sale/disposal of assets                   440                (193)            (2,863)             (878)
                                              ---------------     ---------------    ---------------     -------------
Income before provision for income taxes           $  17,146           $  13,004          $  59,547         $  40,390
                                              ===============     ===============    ===============     =============

4.   Financing Arrangements

The Company retired approximately $3.3 million and $13.6 million of outstanding senior subordinated notes during the third quarter and first three quarters of 2002, respectively. The Company recognized losses of approximately $301,000 and $1.2 million for the third quarter and first three quarters of 2002, respectively, reflecting the differences between the carrying value of the notes and the open market purchase price.

In connection with the consummation of the 2002 Senior Credit Facility in the third quarter of 2002, the Company expensed financing costs of approximately $4.5 million.

5.   Advertising

The Company's advertising fund subsidiary received national advertising contributions from franchisees of approximately $53 million and $50 million during the first three quarters of 2002 and 2001, respectively. These contributions and offsetting expenses are presented net in the statements of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The 2002 and 2001 third quarters referenced herein represent the twelve-week periods ended September 8, 2002 and September 9, 2001, respectively. The 2002 and 2001 first three quarters referenced herein represent the thirty-six week periods ended September 8, 2002 and September 9, 2001, respectively.

Store Growth Activity

The following is a summary of the Company's store growth activity for the third quarter and first three quarters of 2002.

                                                 Third Quarter of 2002
                                --------------------------------------------------------
                                 Beginning                                     End of
                                 Of Period    Opened    Closed   Transfers     Period
                                 ---------    ------    ------   ---------     ------
Domestic Corporate Stores              583         1          -          -         584
Domestic Franchise                   4,223        25        (21)         -       4,227
                                     -----    ------    -------   --------       -----
Domestic Stores                      4,806        26        (21)         -       4,811
International                        2,290        50        (13)         -       2,327
                                     -----    ------    -------   --------       -----
Total                                7,096        76        (34)         -       7,138
                                     =====    ======    =======   ========       =====

                                             First Three Quarters of 2002
                                --------------------------------------------------------
                                 Beginning                                     End of
                                 Of Period    Opened    Closed   Transfers     Period
                                 ---------    ------    ------   ---------     ------
Domestic Corporate Stores              519         3         (8)        70         584
Domestic Franchise                   4,294        63        (60)       (70)      4,227
                                     -----    ------    -------    -------     -------
Domestic Stores                      4,813        66        (68)         -       4,811
International                        2,259       126        (58)         -       2,327
                                     -----    ------    -------    -------     -------
Total                                7,072       192       (126)         -       7,138
                                     =====    ======    =======    =======     =======

Revenues

General. Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic and international franchise stores.

Total revenues decreased 4.3% to $277.1 million in the third quarter of 2002, from $289.5 million for the comparable period in 2001, and increased 2.1% to $879.2 million for the first three quarters of 2002, from $860.8 million for the comparable period in 2001. These changes in total revenues were primarily driven by increases in domestic store and international revenues, offset in part by decreases in domestic distribution revenues. These results are more fully described below.

Domestic Stores

Domestic Corporate Stores. Revenues from domestic corporate store operations increased 4.8% to $84.4 million in the third quarter of 2002, from $80.6 million for the comparable period in 2001, and increased 3.8% to $262.8 million for the first three quarters of 2002, from $253.3 million for the comparable period in 2001.

This increase in revenues in the third quarter of 2002 is due primarily to an increase in the average number of domestic Company-owned stores open during 2002, due in part to the Arizona acquisition completed during the first quarter of 2002, offset in part by a decrease in same store sales. Same store sales for domestic Company-owned stores decreased 1.4% in the third quarter of 2002, compared to the same period in 2001.

This increase in revenues for the first three quarters of 2002 is due primarily to an increase in same store sales. Same store sales for domestic Company-owned stores increased 1.8% for the first three quarters of 2002, compared to the same period in 2001.

Domestic Franchise. Revenues from domestic franchise operations increased 0.8% to $30.6 million in the third quarter of 2002, from $30.4 million for the comparable period in 2001, and increased 6.8% to $97.2 million for the first three quarters of 2002, from $91.0 million for the comparable period in 2001.

This increase in revenues for the first three quarters of 2002 is due primarily to an increase in same store sales offset in part by a decrease in the average number of domestic franchise stores open during 2002, due in part to the Arizona acquisition. Same store sales for domestic franchise stores increased 4.1% for the first three quarters of 2002, compared to the same period in 2001. Same store sales for domestic franchise stores decreased 0.4% in the third quarter of 2002, compared to the same period in 2001.

Domestic Distribution

Revenues from domestic distribution operations decreased 12.0% to $143.6 million in the third quarter of 2002, from $163.2 million for the comparable period in 2001, and decreased 1.3% to $464.1 million for the first three quarters of 2002, from $470.1 million for the comparable period in 2001.

These decreases in revenues are due primarily to a market decrease in overall food basket prices, including lower cheese prices, in the third quarter and first three quarters of 2002. The decrease in revenues for the first three quarters of 2002 was offset in part by an increase in volumes resulting from increases in domestic franchise same store sales. The average cheese block price decreased to approximately $1.12 per pound and $1.20 per pound in the third quarter and first three quarters of 2002, respectively, from approximately $1.67 per pound and $1.42 per pound for the comparable periods in 2001.

International

Revenues from international operations increased 20.1% to $18.4 million in the third quarter of 2002, from $15.3 million for the comparable period in 2001, and increased 18.6% to $55.1 million in the first three quarters of 2002, from $46.4 million for the comparable period in 2001.

These increases in revenues are due primarily to increases resulting from the acquisition of the Netherlands franchise operations in the fourth quarter of 2001, as well as increases in same store sales and in the average number of international stores open during 2002. On a constant dollar basis, same store sales increased 4.0% and 4.1% for the third quarter and first three quarters of 2002, respectively, compared to the same periods in 2001. On a historical dollar basis, same store sales increased 4.3% and 2.8% for the third quarter and first three quarters of 2002, respectively, compared to the same periods in 2001. The third quarter figures indicate that the U.S. Dollar was generally weaker against the currencies of those countries in which we compete.

Operating Expenses

Cost of sales decreased 7.0% to $203.5 million in the third quarter of 2002, from $218.8 million for the comparable period in 2001, and increased 0.2% to $644.6 million for the first three quarters of 2002, from $643.0 million for the comparable period in 2001. Gross profit increased 4.2% to $73.6 million in the third quarter of 2002, from $70.6 million for the comparable period in 2001, and increased 7.7% to $234.6 million for the first three quarters of 2002, from $217.8 million for the comparable period in 2001. As a percentage of total revenues, gross profit increased 2.2% to 26.6% in the third quarter of 2002, from 24.4% for the comparable period in 2001, and increased 1.4% to 26.7% for the first three quarters of 2002, from 25.3% for the comparable period in 2001.

The increase in gross profit for the third quarter of 2002 is due primarily to a decrease in food basket costs, including lower cheese costs, at our Company-owned stores. The increase in gross profit was offset in part by a Company-wide increase in insurance costs and same store sales declines at our domestic stores.

The increase in gross profit for the first three quarters of 2002 is due primarily to increases in domestic store revenues, primarily due to increases in domestic Company-owned and franchise same store sales, and related increases in distribution volumes. Additionally, the gross profit improvement was positively impacted by a decrease in food basket costs, including lower cheese costs. The increase in gross profit was offset in part by a Company-wide increase in insurance and labor costs.

General and administrative expenses decreased 6.4% to $39.4 million in the third quarter of 2002, from $42.1 million for the comparable period in 2001, and increased 0.3% to $131.1 million for the first three quarters of 2002, from $130.6 million for the comparable period in 2001. As a percentage of total revenues, general and administrative expenses decreased 0.3% to 14.2% in the third quarter of 2002, from 14.5% for the comparable period in 2001, and decreased 0.3% to 14.9% for the first three quarters of 2002, from 15.2% for the comparable period in 2001.

The decrease in total general and administrative expenses in the third quarter of 2002 is due in part to the favorable impact of no longer amortizing goodwill and the absence of certain covenant not-to-compete amortization expenses related to an asset that was fully amortized by the end of 2001. Goodwill amortization expense in the third quarter of 2001 was approximately $464,000 and the aforementioned covenant not-to-compete amortization expense was approximately $1.3 million in the third quarter of 2001.

The increase in total general and administrative expenses for the first three quarters of 2002 is due primarily to the write-off of approximately $5.3 million of certain capitalized software costs during the second quarter of 2002 offset in part by the favorable impacts related to the aforementioned goodwill and covenant not-to-compete amortization expenses. Goodwill amortization expense for the first three quarters of 2001 was approximately $1.4 million and the aforementioned covenant not-to-compete amortization expense was approximately $3.8 million for the first three quarters of 2001.

Total revenues continued to outpace the growth of total general and administrative expenses for the first three quarters of 2002, reflecting management's commitment to continuous process improvements throughout the Company.

Interest Expense

Interest expense increased 7.2% to $17.1 million in the third quarter of 2002, from $15.9 million for the comparable period in 2001, and decreased 8.1% to $44.3 million for the first three quarters of 2002, from $48.2 million for the comparable period in 2001. The increase in interest expense in the third quarter of 2002 is due primarily to a $4.5 million write-off of financing fees through interest expense related to the Company's refinancing of its senior credit facility. The decrease in interest expense in the first three quarters of 2002 is due primarily to decreases in related variable interest rates on our senior credit facility and reduced debt levels, offset in part by the aforementioned financing fee write-off.

Provision for Income Taxes

Provision for income taxes increased $1.2 to $6.3 million in the third quarter of 2002, from $5.1 million for the comparable period in 2001, and increased $6.2 million to $22.0 million for the first three quarters of 2002, from $15.8 million for the comparable period in 2001. These increases are due primarily to increases in pre-tax income.

Liquidity and Capital Resources

We had negative working capital of $22.2 million and cash and cash equivalents of $5.0 million at September 8, 2002. Working capital was positively impacted during the third quarter of 2002 as a result of a change in the Company's senior credit facility amortization payment schedule. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources.

As of September 8, 2002, we had $610.8 million of long-term debt, of which $4.0 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility. Letters of credit issued under the revolving credit facility were $15.9 million. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $86.3 million and $54.5 million in the first three quarters of 2002 and 2001, respectively. The $31.8 million increase is due primarily to a $12.9 million increase in net income, a $4.7 million increase in amortization of deferred financing costs, due primarily to a $4.5 million write-off of financing fees related to the Company's refinancing of its senior credit facility, and a $12.2 million net change in operating assets and liabilities.

Cash used in investing activities was $59.1 million and $21.1 million in the first three quarters of 2002 and 2001, respectively. The $38.0 million increase is due primarily to a $21.6 million increase in acquisitions of franchise operations and an $11.5 million increase in capital expenditures. The increase in acquisitions of franchise operations is due primarily to the Company's purchase of 83 domestic franchise stores in Arizona during the first quarter of 2002.

Cash used in financing activities was $57.2 million and $21.6 million in the first three quarters of 2002 and 2001, respectively. The $35.6 million increase is due primarily to a $387.3 million increase in repayments of long-term debt, including repayment of $364.3 million in connection with the Company's refinancing of its senior credit facility, a $10.2 million increase in distributions to parent, and a $3.6 million increase in cash paid for financing fees. These increases were offset in part by a $365.0 million increase in proceeds from issuance of long-term debt in connection with the Company's refinancing of its senior credit facility.

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

During 2001, we entered into an interest rate collar and three interest rate swap agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt to various fixed rates over various terms. These agreements are summarized below.

During the third quarter of 2002, we entered into an interest rate swap agreement to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt to a fixed rate over specified terms. This agreement is summarized below.

                                   Total
                                 Notional
        Derivative                Amount                         Term                        Rate
        ----------                ------                         ----                        ----
    Interest Rate Collar       $70.0 million            June 2001 - June 2003             3.86% - Floor
                                                                                          6.00% - Ceiling
    Interest Rate Swap         $70.0 million            June 2001 - June 2004                 4.90%
    Interest Rate Swap         $37.5 million       September 2001 - September 2003           3.645%
    Interest Rate Swap         $37.5 million       September 2001 - September 2004            3.69%
    Interest Rate Swap         $75.0 million           August 2002 - June 2005                3.25%

Interest Rate Risk

The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of September 8, 2002, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of 2.5%. At September 8, 2002, the weighted average interest rate on our $75.0 million of variable interest debt was approximately 4.4%.

The Company had total interest expense of approximately $44.3 million in the first three quarters of 2002. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $1.8 million.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

None.

Item 2.   Changes in Securities and Use of Proceeds

None.

Item 3.   Defaults Under Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

Thomas S. Monaghan voluntarily submitted his resignation from the board of directors on July 29, 2002. Mr. Monaghan's resignation was not due to a disagreement with the Company.

The Chief Executive Officer and Chief Financial Officer reviewed the Company's system of internal controls and concluded that they are effective. There have been no significant changes in internal controls.

Item 6.   Exhibits and Reports on Form 8-K

a.   Exhibits

     Exhibit
     Number           Description
     ------           -----------

       99.1 Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2 Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.   Current Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on August 2, 2002 which included the Company's new senior credit agreement, dated as of July 29, 2002.

     The Company filed a Current Report on Form 8-K on October 22, 2002 which included sworn statements from the Company's Chief Executive Officer and Chief Financial Officer as required by the Securities and Exchange Commission (Order No. 4-460, dated June 27, 2002).

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DOMINO'S, INC.
                                             (Registrant)


Date: October 23, 2002                       /s/ Harry J. Silverman
                                             -----------------------------------
                                              Chief Financial Officer

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER, DOMINO'S, INC.


I, David A. Brandon, Chief Executive Officer, Domino's, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Domino's, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 23, 2002                                     /s/ David A. Brandon
------------------                                   -------------------------
Date                                                 David A. Brandon
                                                     Chief Executive Officer

            CERTIFICATION OF CHIEF FINANCIAL OFFICER, DOMINO'S, INC.


I, Harry J. Silverman, Chief Financial Officer, Domino's, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Domino's, Inc.
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 23, 2002                                     /s/ Harry J. Silverman
------------------                                   -------------------------
Date                                                 Harry J. Silverman
                                                     Chief Financial Officer