Form 10-Q/A
period 2002-09-08
DOMINOS INC
filed 2002-10-30
CIK 1079458

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

PART I.  FINANCIAL INFORMATION
Item 4.  Controls and Procedures

a. Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             DOMINO'S, INC.
                                             (Registrant)

Date: October 30, 2002                       /s/ Harry J. Silverman
                                             -----------------------------------
                                             Chief Financial Officer