Form 10-K
period 2002-12-29
DOMINOS INC
filed 2003-03-25
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 29, 2002

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

    Securities registered pursuant to Section 12(b) of the Exchange Act: None
                                                                         ----
    Securities registered pursuant to Section 12(g) of the Exchange Act: None
                                                                         ----

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [_] No [X]

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

As of March 15, 2003, there were 10 shares of the registrant's common stock outstanding.

Documents incorporated by reference: None
                                     ----

                                TABLE OF CONTENTS

                                     Part I                                Page No.
                                                                           --------
Item 1.     Business.                                                         2
Item 2.     Properties.                                                      14
Item 3.     Legal Proceedings.                                               15
Item 4.     Submission of Matters to a Vote of Security Holders.             15

                                     Part II

Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters.                                           16
Item 6.     Selected Financial Data.                                         16
Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                           18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.      29
Item 8.     Financial Statements and Supplementary Data.                     30
Item 9.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                           56

                                     Part III

Item 10.    Directors and Executive Officers of the Registrant.              57
Item 11.    Executive Compensation.                                          59
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholders Matters.                   63
Item 13.    Certain Relationships and Related Transactions.                  65
Item 14.    Controls and Procedures.                                         66

                                     Part IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K.                                                      67

SIGNATURES                                                                   73

CERTIFICATIONS                                                               74

                                     Part I

Item 1. Business.

Overview

      Domino's, Inc. (referred to as "the Company", "Domino's", or in the first person notations of "we", "us" and "our") is the number one pizza delivery company in the United States. We also have a leading presence internationally and our Domino's Pizza(R) brand is among the most recognized consumer brands in the world. We operate through a network of more than 7,200 Company-owned and franchise stores located in all 50 states and in more than 50 countries. In addition, we operate 18 regional dough manufacturing and distribution centers and one equipment and supply distribution center in the contiguous United States as well as dough manufacturing and distribution centers in Alaska, Hawaii, Canada, the Netherlands and France. Over our 42-year history, we have developed a simple, high-return business model focused on our core strength of delivering high-quality pizza in a timely manner. This model includes a delivery-oriented store design with low capital requirements, a focused menu of high-quality, affordable pizza and complementary side items, highly committed owner-operator franchisees and a vertically integrated supply distribution system. In fiscal 2002, system-wide sales generated by our stores increased 4.7% to nearly $4.0 billion, including over $2.9 billion domestically and over $1.0 billion internationally. Our year-over-year domestic same store sales increase of 2.6% outpaced both of our principal competitors for the second consecutive year, while our international same store sales increased 4.1%, on a constant dollar basis, over the prior year.

      Our earnings are driven largely through sales by franchise stores, which generate royalty payments and distribution sales. These earnings are supplemented by earnings generated by our Company-owned stores. We operate our business in three segments--domestic stores, domestic distribution and international. The domestic stores segment, comprised of 577 Company-owned stores and 4,271 franchise stores, generated revenues of $517.2 million, earnings before interest, taxes, depreciation and amortization, as defined ("EBITDA") of $137.6 million and income from operations of $126.7 million during fiscal 2002. Our domestic distribution segment, which distributes food, equipment and supplies to all of our domestic Company-owned stores and approximately 98% of our domestic franchise stores, generated revenues of $676.0 million, EBITDA of $50.0 million and income from operations of $43.2 million during fiscal 2002. Our international segment, which oversees our 2,382 stores outside the contiguous United States and also distributes food in a limited number of these markets, generated revenues of $81.8 million, EBITDA of $25.9 million and income from operations of $25.1 million during fiscal 2002. On a consolidated basis, we generated revenues of nearly $1.3 billion, EBITDA, including $24.2 million of unallocated corporate and administrative costs, of $189.3 million, income from operations of $156.2 million and net income of $60.7 million during fiscal 2002. Our revenues, EBITDA, income from operations and net income during fiscal 2002 grew 1.3%, 16.7%, 23.1% and 64.9%, respectively, over fiscal 2001.

Our History

      We have been delivering high-quality pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983, and by 1995 we had expanded to over 5,200 stores, including more than 1,000 international stores on six continents.

      In our 1998 recapitalization, an investor group led by investment funds affiliated with Bain Capital, LLC acquired a 93% controlling economic interest in our Company from Thomas S. Monaghan and his family. At the time of the recapitalization, Mr. Monaghan retired and, in March 1999, David A. Brandon was named our Chairman and Chief Executive Officer. Continuing upon the strong growth of our Company since its founding, during 2002 our worldwide store count surpassed the 7,200 store level.

      Throughout our history, we have continually responded to evolving consumer demands. Our focused menu now includes three pizza crusts--Traditional Hand-Tossed, Ultimate Deep Dish and Crunchy Thin Crust--and a variety of complementary side items, including bread sticks and buffalo wings. We believe we are a product and service innovator, as evidenced by our launch of the patented Domino's HeatWave(R) hot bag in 1998 as well as the recent introduction of several complementary side items, including Cinna Stix(R) and cheesy bread in 2001, Domino's Buffalo Chicken Kickers in 2002 and Domino's Dots(R) in 2003. Recently, we began rolling out the new Domino's PULSE(TM) point-of-sale computer system to our franchise and Company-owned stores. Domino's PULSE(TM) is now installed in every Company-owned store in the United States. This new touch screen technology is user friendly, and we believe it will reduce training time and cost, while increasing the efficiency of customer service, delivery accuracy and system-wide communications.

Industry Overview

      Our business operates principally within the large, growing and fragmented U.S. pizza delivery channel. This channel generated sales of approximately $12 billion in 2002. The U.S. pizza category, with sales of $33 billion in 2002, is the second largest category within the $182 billion quick service restaurant, or QSR, sector, which consists of restaurants that offer a relatively focused menu of quickly prepared foods and beverages for consumption on- or off-premises.

      The U.S. pizza delivery channel is among the fastest growing components of the QSR sector. With a compound annual growth rate of approximately 4% between 1999 and 2002, pizza delivery has outpaced both the dine-in and the carry-out pizza channels. The U.S. pizza delivery channel has grown significantly over the past 10 years to 35% of the overall U.S. pizza category. We believe that this growth is the result of long-lasting demographic and lifestyle trends that include increasing numbers of dual career families, longer work weeks and increased consumer emphasis on convenience. In addition, we believe that the price and value proposition of delivered pizza allows for continued growth through economic cycles.

      We are the leader in the U.S. pizza delivery channel, with a 19.9% market share. The U.S. pizza delivery channel is highly fragmented. We and our top two competitors account for nearly 47% of the channel. The remaining 53% is comprised predominantly of small chains and individual establishments, with no single company having more than a 2% share of the channel, based on 2002 sales.

      Like the U.S. pizza delivery channel, the international pizza delivery channel is large and growing. In addition, this channel is relatively underdeveloped and only Domino's and one other brand have a significant multinational presence. Based upon our international presence and expansion efforts to date, we believe that there are substantial opportunities for growth in international markets.

      Share and compound annual growth rate information included in this industry overview has been provided by CREST(R), a service of NPD Foodworld(R), a division of the NPD Group ("CREST"). Sales information relating to the QSR sector, the U.S. pizza category and the U.S. pizza delivery channel represent consumer reported spending provided by CREST.

Our Company's Strengths

      We believe that our Company's strengths include the following:

   Focused and Cost Efficient Store Operations

      We have developed a simple, high-return business model driven by capital-efficient sales volume. At the store level, we believe that the simplicity and efficiency of our operations gives us significant advantages over our competitors that do not focus principally on delivery. Our stores generally do not offer dine-in service and thus typically do not require expensive restaurant facilities. As a result, our stores are relatively small (1,000 to 1,300 square feet) and relatively inexpensive to build, furnish and maintain. In addition, we offer a focused menu of pizza and complementary side items, which simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. The combination of this efficient store model and strong store sales volume has resulted in superior store-level financial returns for the Company and makes Domino's an attractive business opportunity for existing and prospective franchisees.

      A substantial percentage of our earnings are generated by our highly committed owner-operator franchisees through royalty payments and revenues to our vertically integrated national supply distribution system. Because the generation and collection of the royalty revenues has minimal corresponding Company-level expenses and capital requirements associated with it, system-wide sales by franchise stores yield strong profitability.

   Leading Position with Strong Brand Awareness

      Our nearly 20% share makes us the clear leader of the large and growing U.S. pizza delivery channel. We believe that our globally recognized brand name is synonymous with high-quality pizza delivered in a timely manner, and that this leading position and brand strength results in cost and marketing advantages.

      Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.2 billion on national and local advertising in the United States, and we continue to reinforce the strength of our brand name recognition with extensive advertising through television, radio and print.

      According to CREST, during 2002, we had a nearly 20% share of the $12 billion U.S. pizza delivery channel. Our domestic store delivery areas cover a majority of all U.S. households. We believe that our leading position and scale allow us to maintain and grow our reputation for timely delivery and to effectively serve our customers' increased demand for convenience. In 2002, we ranked second overall in customer service in the QSR sector according to the American Customer Satisfaction Index, an independent survey conducted by the University of Michigan and the National Quality Research Center. We have improved our quality and customer service for four consecutive years, as measured in this survey, reflecting our continued focus in these areas.

      Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, the United Kingdom, Australia, Canada, South Korea and Japan.

   Strong Franchise System and Relationships

      Our highly committed franchise network is a critical component of our system-wide success and our leading position in the U.S. pizza delivery channel. We offer franchisees an attractive investment opportunity in a highly recognizable brand that is uniquely positioned in this channel and offers strong returns on investment. In return for this opportunity, we expect our franchisees to uphold our rigorous quality standards and to invest in their stores and our brand. We provide franchisees with operational, marketing and technological support systems and services, performance incentives, innovative new products, periodic re-imaging designs, and economies of scale achieved through our collective purchasing power. In addition, we share 50% of the pre-tax profits generated by our regional dough manufacturing and distribution centers with those domestic franchisees who agree to purchase all of their food from our distribution system. These arrangements strengthen our ties with our franchisees, provide us with a continuing source of revenues and earnings, and provide incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually beneficial franchisee relationships are evidenced by the approximately 98% voluntary participation in our domestic distribution system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty payments.

      Internationally, we have been able to attract well-financed franchisees with business experience and local market knowledge using our master franchisee model, which provides our international franchisees with exclusive rights to our well-recognized brand name in their markets. Our international operations have grown from 1,520 stores at year-end 1997 to 2,382 stores at year-end 2002.

   Internal Distribution Supply System

      In addition to generating significant revenues and earnings for our business, we believe that our vertically integrated national distribution system enhances the quality and consistency of our products, leverages economies of scale to provide low cost supplies to our stores, and allows our store managers to better focus on store operations and customer service.

      We make approximately 640,000 full-service food deliveries per year to our domestic stores, or an average of over two deliveries per store per week, with a delivery accuracy rate of approximately 99%. All of our domestic Company-owned and approximately 98% of our domestic franchise stores purchase all of their food from our distribution system. This is accomplished through our network of 18 regional dough manufacturing and distribution centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 200 tractors and trailers. We supply our domestic and international franchisees with equipment and supplies through our equipment and supply distribution center, which we operate as part of our domestic distribution segment. We ship a full range of products, including turnkey store packages, on a daily basis.

      By allowing us to control the sourcing of ingredients for substantially all of our domestic stores, our domestic distribution segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the "one-stop shop" nature of this system and our delivery accuracy allows our store managers to eliminate a significant component of the typical back-of-store activities that many of our competitors must undertake. This allows store managers to better focus their time and attention on store operations and customer satisfaction.

Our Business Strategy

      We intend to achieve further growth and strengthen our competitive position through the continued implementation of our business strategy, which includes the following key elements:

   Adhere to Our Guiding Principles

      We pride ourselves on being "Exceptional people on a mission to be the best pizza delivery company in the world." We undertake this mission by focusing on four guiding principles of our business that we have termed PeopleFirst, Build the Brand, Maintain High Standards and Flawless Execution.

      . PeopleFirst--Attract and retain high-quality team members with the goals of reducing turnover and maintaining continuity in the workforce. We plan to meet our objective through a combination of performance-based compensation, learning and development programs and employee ownership to promote our entrepreneurial spirit. In addition to focusing on managers who impact the entire store, we intend to address overall compensation, incentives, training and professional development.

      . Build the Brand--Strengthen and build upon our strong brand name to solidify our position as the brand of first choice within the pizza delivery channel. We plan to achieve this through product and process innovation, aggressive promotional events and a strong brand message.

      . Maintain High Standards--Elevate and maintain quality throughout the system, with the goals of making quality and consistency a competitive advantage, controlling costs, and supporting our stores. We believe that our comprehensive store audits and internal distribution supply chain help us to consistently achieve high quality of operations across our system in a cost-efficient manner.

      . Flawless Execution--Perfect operations with the goals of making high-quality products, attaining consistency in execution, maintaining the best operating model, making our team members a competitive advantage, operating stores with smart hustle, and aligning us with our franchisees.

   Capitalize on Strong Industry Dynamics

      The U.S. pizza delivery channel has been one of the fastest growing components in the QSR sector. We believe this growth has been, and will continue to be, driven by long-lasting demographic and lifestyle trends such as the increasing numbers of dual career families, longer work weeks, and increased consumer emphasis on convenience. Furthermore, the U.S. pizza delivery channel remains highly fragmented, with small, local and regional establishments holding over half of the channel share.

   Leverage Our Strong Brand Awareness

      We believe that the strength of our brand makes us one of the first options consumers consider when seeking a convenient, high quality meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. For example, we intend to continue to promote our highly recognizable advertising campaign, "Get the Door. It's Domino's(R).", through national and local media. We also intend to leverage our strong brand through the introduction of innovative, consumer-tested and profitable new pizza varieties and complementary side items.

   Expand and Optimize Domestic Store Base

      We plan to continue expanding our base of domestic stores to take advantage of the attractive growth opportunities as well as the fragmented nature of the U.S. pizza delivery channel. We believe that our scale allows us to expand our store base with limited incremental infrastructure costs. While we plan to expand our domestic store base primarily through opening new franchise stores, we will also continually evaluate our mix of Company-owned and franchise stores and opportunistically refranchise Company-owned stores and acquire franchise stores.

   Increase Penetration of International Markets

      We believe that pizza has global appeal and that there is strong international acceptance of delivered pizza. We have successfully built a leading international platform, as evidenced by our 2,382 stores outside the contiguous United States. We believe that we have long-term growth opportunities in countries where we have established a presence but where our market penetration is currently relatively low. We also believe that expansion into selected new international markets will be attractive to potential international franchisees due to the strong store-level economics of our business model.

Store Operations

      We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple channels. We have been focused on pizza delivery for over 40 years. Because our stores do not generally offer dine-in service, they typically do not require expensive real estate, are relatively small, and are relatively inexpensive to build, furnish and maintain. Our stores also benefit from lower maintenance costs as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

      . strategic store locations to facilitate delivery service;

      . production-oriented store designs;

      . product and process innovations;

      . a focused menu;

      . efficient order taking, production and delivery;

      . Domino's PULSE(TM) point-of-sale system; and

      . a comprehensive store audit program.

   Strategic Store Locations to Facilitate Delivery Service

      We locate our stores strategically to facilitate timely delivery service to our customers. The majority of our domestic stores are located in populated areas in or adjacent to large or mid-size cities, or on or near college campuses. We use geographic information software, which incorporates variables such as traffic volumes, competitor locations, household demographics and visibility, to evaluate and identify potential store locations and new markets.

   Production-Oriented Store Designs

      Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, high-quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order entry to delivery. Our stores are primarily production facilities and, accordingly, do not generally have a dine-in section.

   Product and Process Innovations

      Our 42 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient distribution system, a sturdier corrugated pizza box and a mesh tray that helps cook pizza crust more evenly. We have also added a number of complementary side items such as buffalo wings, bread sticks, cheesy bread, Domino's Buffalo Chicken Kickers, Cinna Stix(R) and Domino's Dots(R). The Domino's HeatWave(R) hot bag, which was introduced in 1998, keeps our pizza hot during delivery. Recently, we began rolling out the new Domino's PULSE(TM) point-of-sale computer system to our franchise and Company-owned stores. Domino's PULSE(TM) is now installed in every Company-owned store in the United States. We believe this new, user-friendly touch screen technology will reduce training time and cost, while increasing the efficiency of customer service and system-wide communications.

   Focused Menu

      We maintain a focused menu that is designed to present an attractive, high-quality offering to customers, while minimizing errors in, and expediting, the order taking and food preparation processes. Our basic menu has three choices: pizza type, pizza size and pizza toppings. Most stores carry two sizes of Traditional Hand-Tossed, Ultimate Deep Dish and Crunchy Thin Crust pizza. The typical store also offers buffalo wings, bread sticks, cheesy bread, Domino's Buffalo Chicken Kickers, Cinna Stix(R), Domino's Dots(R) and Coca-Cola(R) soft drink products. We also occasionally offer other products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

   Efficient Order Taking, Production and Delivery

      Each store executes an operational process that includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing and delivery. The entire order taking and pizza production process is designed for completion in approximately 15 minutes. These operational processes are supplemented by an extensive employee training program designed to ensure world-class quality and customer service. It is our priority to ensure that every Domino's store operates in an efficient, consistent manner while maintaining our high standards of food quality and team member safety.

   Domino's PULSE(TM) Point-of-Sale System

      Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We are in the process of deploying our next generation point-of-sale store system that we refer to as Domino's PULSE(TM). Some enhanced features of Domino's PULSE(TM) over our previous point-of-sale system include:

      . touch screen ordering, which improves accuracy and facilitates more efficient order taking;

      .  a delivery driver routing system, which improves delivery efficiency;

      . improved administrative and reporting capabilities, which enables store managers to better focus on store operations and customer satisfaction; and

      . a customer relationship management tool, which enables us to recognize customers and track ordering preferences.

   Comprehensive Store Audit Program

      We utilize a comprehensive store audit program to ensure that our domestic stores are meeting both our stringent standards as well as the expectations of our customers. The audit program focuses primarily on the quality of the pizza a store is producing, the out-the-door time and the condition of the store as viewed by the customer. We believe that this store audit program is an integral part of our strategy to maintain high standards in our domestic stores.

Segment Overview

      We operate in three business segments:

      . Domestic stores--Our domestic stores segment consists of domestic Company-owned store operations, which operates our domestic network of 577 Company-owned stores, and our domestic franchise operations, which oversees our domestic network of 4,271 franchise stores;

      . Domestic distribution--Our domestic distribution segment operates 18 regional dough manufacturing and food distribution centers and one distribution center supplying equipment and supplies to our domestic and international stores; and

      . International--Our international segment oversees our network of 2,367 international franchise stores in more than 50 countries and operates 15 Company-owned stores in the Netherlands. Our international segment also distributes food to a limited number of markets from eight dough manufacturing and distribution centers in Alaska, Hawaii, Canada(4), the Netherlands and France.

   Domestic Stores

      During 2002, our domestic stores segment accounted for $517.2 million, or 41%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three stores. Only three of our domestic franchisees operate more than 50 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on franchise store sales. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as a forum for training new store managers and prospective franchisees, and as a test site for new products and promotions as well as store operational improvements. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees.

      Our domestic store operations are divided into three geographic zones and are managed through offices located in Georgia, California and Maryland. The offices provide direct supervision over our domestic Company-owned stores and also provide limited training, store operational audits and marketing services. These offices also provide financial analysis and store development services to our franchisees. We maintain a close relationship with our franchise stores through regional franchise teams, an array of computer-based training materials that help franchise stores comply with our standards and franchise advisory groups that facilitate communications between us and our franchisees.

      We continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability. During 2001, we sold 95 of our domestic Company-owned stores to franchisees because we believed that these stores would be operated more efficiently and profitably by franchisees. In contrast, during the first fiscal quarter of 2002, we acquired 83 franchise stores in Arizona where we believe there are significant growth opportunities, and we believe that we can utilize our operational expertise to improve the operation of these stores, resulting in higher profitability.

   Domestic Distribution

      During 2002, our domestic distribution segment accounted for $676.0 million, or 53%, of our consolidated revenues. Our domestic distribution segment is comprised of dough manufacturing and distribution centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver uniform, high-quality pizza-related food products, complementary side items, and equipment to all of our Company-owned stores and approximately 98% of our domestic franchise stores. Each regional dough manufacturing and distribution center serves an average of approximately 265 stores, generally located within a one-day delivery radius. We regularly supply more than 4,700 stores with various supplies and ingredients, of which nine product groups account for nearly 90% of the volume. Our domestic distribution segment made an average of approximately 12,300 full service deliveries per week in 2002, or more than two deliveries per store per week, and we produced over 340 million pounds of dough during the same time period.

      We believe that our 98% franchisee participation rate is particularly impressive given the fact that our domestic franchisees have the option to purchase products from approved alternate sources. We believe that franchisees choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative while also providing both quality and consistency. In addition, our domestic distribution segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and distribution centers. This profit-sharing arrangement provides domestic Company-owned stores and participating franchisees with 50% of their regional distribution center's pre-tax profits. Profits are shared with the franchisees based upon each franchisee's purchases from our distribution centers. We believe these arrangements strengthen our ties with these franchisees.

      The information systems used by our domestic dough manufacturing and distribution centers are an integral part of the high-quality service we provide our franchisees. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately 99% during 2002. Our distribution center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

   International

      During 2002, international operations accounted for $81.8 million, or 6%, of our consolidated revenues. We have more than 450 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, more than 200 franchise stores in each of the United Kingdom, Australia and Canada and over 100 franchise stores in each of South Korea, Japan and Taiwan. The principal sources of revenues from our international operations are sales of food to franchisees in certain markets, royalty payments generated by sales from franchise stores and, to a lesser extent, Company-owned store sales and fees from master franchise agreements and store openings.

      We have grown by more than 650 international stores since our 1998 recapitalization. While our stores are designed for the less capital-intensive delivery and carry-out channels, we empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various non-U.S. regions. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well recognized brand name, the limited capital expenditures required to open our stores, and our system's favorable store economics. The following table shows our store count as of December 29, 2002 in our top ten international markets, which account for approximately 76% of our international stores:

                 Market                                      Number of Stores
                 -------                                     ----------------
                 Mexico ...................................        455
                 United Kingdom ...........................        254
                 Australia ................................        228
                 Canada ...................................        223
                 South Korea ..............................        194
                 Japan ....................................        160
                 Taiwan ...................................        103
                 India ....................................         81
                 Netherlands ..............................         54
                 France ...................................         47

Our Franchise Program

      Our 1,339 domestic franchisees (as of December 29, 2002) are a vital part of our continued growth and we believe our relationships with our franchisees are good. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of highly motivated entrepreneurs as franchisees. As of December 29, 2002, the average domestic franchisee operated approximately three stores and had been in our franchise system for approximately eight years. At the same time, only three of our domestic franchisees operated more than 50 stores.

   Domestic Franchisees

      We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in other businesses, which focuses our franchisees' attention on operating their stores. We believe these standards are unique to the franchise industry and result in highly qualified and focused franchisees operating their stores.

   Franchise Agreements

      We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store in a particular location for a term of ten years, with an option to renew for an additional ten years. We currently have a franchise contract renewal rate of over 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchise store. During the term of the franchise agreement, the franchisee is required to pay a 5.5% royalty fee on sales, subject, in limited instances, to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee's failure to make required payments when due or failure to adhere to specified Company policies and standards.

   Franchise Store Development

      We provide domestic franchisees with assistance in selecting store sites and conforming the space to the physical specifications required for our stores. Each domestic franchisee selects the location and design for each store, subject to our approval, based on accessibility and visibility of the site and demographic factors, including population density and anticipated traffic levels. We provide design plans and sell fixtures and equipment for most of our franchise stores.

   Franchisee Financing

      We have offered a limited internal financing program to franchisees who meet our standards for creditworthiness. At December 29, 2002, loans outstanding to our domestic and international franchisees totaled $17.8 million.

   Franchise Training and Support

      Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making training materials available to franchisees for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. We also maintain communications with our franchisees online and through various newsletters.

   Franchise Operations

      We enforce stringent standards over franchise operations to protect our brand name. All franchisees are required to operate their stores in compliance with written policies, standards and specifications, which include matters such as menu items, ingredients, materials, supplies, services, furnishings, decor and signs. Each franchisee has full discretion to determine the prices to be charged to customers. We also provide ongoing support to our franchisees, including training, marketing assistance and consultation to franchisees who experience financial or operational difficulties. We have established several advisory boards, through which franchisees contribute to developing system-wide initiatives.

  International Franchisees

     The vast majority of our franchisees outside of the contiguous United States are master franchisees with franchise and distribution rights for entire regions or countries. In select regions or countries, we franchise directly to individual store operators. Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate distribution centers in a particular geographic area for a term of ten to twenty years, with an option to renew for an additional ten year term. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino's Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans. The master franchisee is generally required to pay an initial, one-time franchise fee based on the size of the market covered by the master franchise agreement, as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of sales, which varies among international markets.

Domino's Image Campaign

     We have implemented a relocation and re-imaging campaign aimed at increasing store sales and market share through improved brand visibility. This campaign involves relocating selected stores, upgrading store interiors, adding new store signs to draw attention to the stores and providing more contemporary uniforms for employees. If a store is already in a desirable location, the store signs and carry-out areas are updated as needed. At December 29, 2002, approximately 76% of our domestic stores had been re-imaged or relocated as part of our current campaign. We plan to continue to re-image and relocate our domestic stores until each store meets our new image standards. We expect to be significantly complete in relocating or re-imaging the remaining Company-owned stores by the end of 2003.

Marketing Operations

     We require domestic stores to contribute 3% of their sales to fund national marketing and advertising campaigns. In addition to the required national advertising contributions, we require stores to contribute a minimum of 1% of their sales to local market level media campaigns. These funds are administered by Domino's National Advertising Fund, Inc. (DNAF), a not-for-profit subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, commercial production, talent payments and other activities supporting the Domino's Pizza brand. DNAF also provides cost-effective print materials to franchisees for use in local marketing that reinforce our national branding strategy. In addition to the national and local advertising contributions, domestic stores spend an additional percentage of their sales on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations.

     By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan, "Get the Door. It's Domino's(R)." Over the past five years, we estimate that domestic stores have invested approximately $1.2 billion in system-wide advertising at the national and local market levels.

     Internationally, marketing efforts are primarily the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and knowledge sharing of best practices.

Suppliers

     We have maintained active relationships over the past 15 years with more than half of our major suppliers. Our suppliers are required to meet strict quality standards to ensure food safety. We review and evaluate our suppliers' quality assurance programs through on-site visits and store records to ensure compliance with our standards. We believe that the length and quality of our relationships with suppliers provides us with priority service and high-quality products at competitive prices.

     We believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest domestic volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which allows us to maximize leverage with our suppliers. Second, we use a combination of single-source and multi-source procurement strategies. Each supply category is evaluated along a number of criteria including value of purchasing leverage, consistency of quality and reliability of supply to determine the appropriate number of suppliers. As a result, we currently source cheese, chicken, meat toppings, and Crunchy Thin Crust dough products each from a single supplier and all other dough ingredients, boxes, and sauce from multiple suppliers. We continually evaluate each supply category to determine the optimal sourcing strategy.

     The Company has a long-term agreement with The Coca-Cola(R) Company making Coca-Cola our exclusive beverage supplier within the contiguous United States.

     We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our suppliers are subject to fluctuation and we have historically been able to pass increased costs and savings on to our franchisees. We do not employ any forward-price commodity purchasing contracts and do not engage in hedging.

Competition

     The U.S. pizza delivery channel is highly competitive. We compete against regional and local companies as well as national chains, including Pizza Hut(R) and Papa John's(R). We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular is intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers' disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

Government Regulation

     We are subject to various federal, state and local laws affecting the operation of our business, as are our franchisees, including various health, sanitation, fire and safety standards. Each store is subject to licensing and regulation by a number of governmental authorities, which include zoning, health, safety, sanitation, building and fire agencies in the jurisdiction in which the store is located. In connection with the re-imaging of our stores, we may be required to expend funds to meet certain federal, state and local regulations, including regulations requiring that remodeled or altered stores be accessible to persons with disabilities. Difficulties in obtaining, or the failure to obtain, required licenses or approvals could delay or prevent the opening of a new store in a particular area or cause an existing store to cease operations. Our distribution facilities are licensed and subject to similar regulations by federal, state and local health and fire codes.

     We are also subject to the Fair Labor Standards Act and various other laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of our food service personnel are paid at rates related to the federal minimum wage, and past increases in the minimum wage have increased our labor costs as would future increases.

     We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees and a number of states require registration of the franchise offering circular with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino's Pizza LLC ("Domino's Pizza"), and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our uniform franchise offering circular, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

     Internationally, our franchise stores are subject to national and local laws and regulations that often are similar to those affecting our domestic stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international franchise stores are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply with the laws of the foreign countries in which we have offered franchises.

Trademarks

     We have many registered trademarks and service marks and believe that the Domino's(R) and Domino's Pizza(R) marks, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.

Environmental Matters

     We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2002, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in 2003.

Employees

     As of December 29, 2002, we had approximately 13,800 employees in our Company-owned stores, dough manufacturing and distribution centers and our World Resource Center and zone offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino's Pizza system, including our employees, franchisees and the employees of franchisees was approximately 145,000 as of December 29, 2002.

     None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries where we operate.

Driver Safety

     Our commitment to safety is embodied in our hiring, training and review process. Before an applicant is considered for hire as a delivery driver, motor vehicle records are reviewed to ensure a minimum two-year safe driving record. In addition, we require regular checks of driving records and proof of insurance for delivery drivers throughout their employment with us. Each Domino's driver must complete our safe delivery training program. We have also implemented several Company-wide safe driving incentive programs.

     Our safety and security department oversees security matters for our stores. Regional security and safety directors oversee security measures at store locations, and assist local authorities in investigations of incidents involving our stores or personnel.

Community Activities

     We believe strongly in supporting the communities we serve. This is evidenced by our strong support of the Domino's Pizza Partners Foundation ("Partners"). Partners is a separate, not-for-profit organization that was established in 1986 to assist Domino's Pizza team members in times of tragedy and special need. In 2002, our employees and franchisees contributed over $700,000 to Partners' efforts and, since its inception, Partners has supplied millions of dollars to team members in need.

     Additionally, in July 2001, we began a long-term national partnership with the Make-A-Wish Foundation. Through this alliance, we dedicated ourselves to deliver wishes to children with life threatening illnesses and assist the foundation with its benevolent volunteer efforts through heightened awareness and direct contributions.

Insurance

     We maintain insurance coverage for general liability, owned and non-owned automobile liability, workers' compensation, employment practices liability, director's and officer's liability, fiduciary, property (including leaseholds and equipment, as well as business interruption), commercial crime, global risks and other coverages in form and with such limits as we believe are customary for a business of our size and type.

     The Company is partially self-insured for workers' compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers' compensation and general liability. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Pursuant to the terms of our standard franchise agreement, franchisees are also required to maintain minimum levels of insurance coverage at their expense and to have us named as an additional insured on their liability policies.

Research and Development

     We operate research and product development facilities at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development costs, including DNAF activities, were approximately $3.3 million, $2.8 million, and $2.1 million in 2000, 2001, and 2002, respectively.

Working Capital

     Information about the Company's working capital is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 25.

Customers

     The Company's business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2000, 2001, or 2002.

Seasonal Operations

     The Company's business is not typically seasonal.

Backlog Orders

     The Company has no backlog orders as of December 29, 2002.

Government Contracts

     No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial Information about Business Segments and Geographic Areas

     Financial information about international and United States markets and business segments is incorporated herein by reference from Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in
Part II, Item 6., pages 16 through 17, Item 7., pages 18 through 28 and Item 8., pages 30 through 55, respectively of this Form 10-K.

Item 2.  Properties.

     We lease approximately 190,000 square feet for our World Resource Center and distribution facility located in Ann Arbor, Michigan under an operating lease with Domino's Farms Office Park Limited Partnership (Domino's Farms), a related party. The lease, as amended, expires in December 2013 and has two five-year renewal options.

     We own four domestic Company-owned stores and five distribution centers. We also own and lease 13 stores to domestic franchisees. All other domestic Company-owned stores are leased by us, typically with five-year leases with one or two five-year renewal options. All other domestic distribution centers are leased by us, typically with leases ranging between five and fifteen years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees.

Item 3.  Legal Proceedings.

     We are a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers' compensation, employment practices liability, general liability, automobile and franchisee claims arising in the ordinary course of business. We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition, and the established reserves adequately provide for the estimated resolution of such claims.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     As of March 15, 2003, Domino's had 3,000 authorized shares of common stock, par value $0.01 per share, of which 10 were issued and outstanding and held by TISM, Inc., our parent company ("TISM"). There were no equity securities sold by Domino's or TISM during the period covered by this report. There is no established public trading market for Domino's or TISM's common stock. Domino's ability to pay dividends is limited under the indenture related to the Senior Subordinated Notes and under our senior credit facility agreement.

Item 6.  Selected Financial Data.

     The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data below, with the exception of system-wide sales, store counts and same store sales growth, have been derived from the audited consolidated financial statements of Domino's, Inc. and subsidiaries. These historical data are not necessarily indicative of results to be expected for any future period.

                     (In millions, except store data)
Income Statement Data:                                          1998(3)      1999(4)         2000          2001       2002
                                                                -------      -------         ----          ----       ----
Revenues .............................................          $1,176.8     $1,156.6      $1,166.1      $1,258.3   $1,275.0
Income from operations ...............................              70.3         75.6         113.2         126.9      156.2
Interest expense, net ................................               6.3         73.1          71.8          66.6       59.8
Income before provision (benefit) for income taxes ...              64.0          2.5          41.4          60.3       96.5
Provision (benefit) for income taxes (1) .............             (12.9)         0.4          16.2          23.5       35.8
Net income ...........................................              76.9          2.1          25.2          36.8       60.7

Other Financial Data:
EBITDA (2) ...........................................          $   95.0     $  131.1      $  147.3      $  162.2   $  189.3
Net cash provided by operating activities ............              64.7         67.3          66.3          87.2      105.0
Net cash used in investing activities ................              39.1         26.4          34.8          34.8       72.0
Net cash used in financing activities ................              25.6          6.9          28.0          35.2       65.8
Capital expenditures .................................              48.4         27.9          37.9          40.6       53.9

Balance Sheet Data:
Total assets .........................................          $  388.2     $  385.2      $  382.4      $  402.6    $ 394.2
Total debt ...........................................             728.1        717.6         686.1         654.7      602.0
Total stockholder's deficit ..........................            (483.8)      (479.0)       (454.8)       (424.9)    (375.6)

      The following table sets forth information related to our business segments:

System-wide Sales:                                              1998(3)      1999          2000            2001       2002
                                                                -------      ----          ----            ----       ----
Domestic stores ......................................          $2,506.0     $2,563.3      $2,647.2      $2,816.7   $2,926.7
International ........................................             717.7        801.0         896.3         967.9    1,035.0
                                                                --------     --------      --------      --------   --------
      Total ..........................................          $3,223.7     $3,364.3      $3,543.5      $3,784.6   $3,961.7
                                                                ========     ========      ========      ========   ========

Revenues:
Domestic Company-owned stores ........................          $  409.4     $  378.1      $  378.0      $  362.2   $  376.5
Domestic franchise ...................................             112.3        116.7         120.6         134.2      140.7
                                                                --------     --------      --------      --------   --------
      Domestic stores ................................             521.7        494.8         498.6         496.4      517.2
Domestic distribution ................................             599.1        603.4         604.1         691.9      676.0
International ........................................              56.0         58.4          63.4          70.0       81.8
                                                                --------     --------      --------      --------   --------
      Total ..........................................          $1,176.8     $1,156.6      $1,166.1      $1,258.3   $1,275.0
                                                                ========     ========      ========      ========   ========

Store Counts:                                   1998(3)       1999          2000         2001        2002
                                                -------       ----          ----         ----        ----
Domestic Company-owned stores ...............       642          656           626          519         577
Domestic franchise (5) ......................     3,847        3,973         4,192        4,294       4,271
                                                -------     --------      --------     --------    --------
       Domestic stores ......................     4,489        4,629         4,818        4,813       4,848
International ...............................     1,730        1,930         2,159        2,259       2,382
                                                -------     --------      --------     --------    --------
       Total ................................     6,219        6,559         6,977        7,072       7,230
                                                =======     ========      ========     ========    ========
Same Store Sales Growth (6):
Domestic Company-owned stores ...............       4.0%         1.7%         (0.9)%        7.3%        0.0%
Domestic franchise ..........................       4.6          2.9           0.1          3.6         3.0
                                                -------     --------      --------     --------    --------
      Domestic stores .......................       4.5%         2.8%          0.0%         4.0%        2.6%
                                                =======     ========      ========     ========    ========

International ...............................       3.4%         3.6%          3.7%         6.4%        4.1%

(1) On December 30, 1996, we elected to be an "S" corporation for federal income tax purposes. We reverted to "C" corporation status effective December 21, 1998. On a pro forma basis, had we been a "C" corporation throughout this period, income tax expense would have been higher by the following amount (unaudited): fiscal year 1998--$36.8 million.

(2) EBITDA represents earnings before interest, taxes, depreciation, amortization, gain (loss) on sale/disposal of assets and other, gain (loss) on debt extinguishments and, in 1999, the legal settlement expense indemnified by a TISM stockholder. EBITDA information is provided as we use it extensively in internal management reporting to evaluate our business segments, we believe it assists the investing community in evaluating our Company, and it is an important measure in our debt agreements. EBITDA should not be considered as an alternative to cash flows provided by operating activities as a measure of liquidity, as an alternative to income from operations or net income as a measure of our financial performance or as an alternative to any other measure of performance in accordance with accounting principles generally accepted in the United States of America.

 The following table sets forth a reconciliation of income from operations to
EBITDA:

                                                                      1998(3)  1999(4)    2000     2001     2002
                                                                      -------  -------    ----     ----     ----
Income from operations ..........................................       $70.3   $ 75.6   $113.2   $126.9   $156.2
Depreciation and amortization ...................................        23.1     51.8     33.6     33.1     28.3
Legal settlement expense indemnified by a TISM stockholder ......           -      4.0        -        -        -
Losses (gains) on sale/disposal of assets and other .............         1.6     (0.3)     1.3      2.0      2.9
Loss (gain) on debt extinguishments .............................           -        -     (0.9)     0.2      1.8
                                                                      -------   ------   ------   ------   ------
EBITDA ..........................................................       $95.0   $131.1   $147.3   $162.2   $189.3
                                                                      =======   ======   ======   ======   ======

(3) The 1998 fiscal year is comprised of 53 weeks, while the other fiscal years presented are comprised of 52 weeks. In 1998, we incurred significant debt as part of TISM's 1998 recapitalization. We distributed significantly all of the proceeds from the issuance of debt to TISM resulting in a significant charge to stockholder's equity. We also recorded significant long-term assets as part of the recapitalization including deferred tax assets, deferred financing costs and a covenant not-to-compete.

(4) In 1999, we recognized $7.6 million in restructuring charges comprised primarily of staff reduction costs.

(5) Includes a 51 store reduction in the 2001 ending store count as a result of our revised definition of a store. During the fourth quarter of 2001, we reviewed our store definition and decided to exclude from our total store count any retail location that was open less than 52 weeks and had annual sales of less than $100,000. Although these stores are no longer included in our store count, revenues and profits generated from these stores are recognized in our operating results. The 1998, 1999 and 2000 store count information has not been adjusted to reflect this change in store count methodology.

(6) Same store sales growth is calculated on a weekly basis including only sales from stores that also had sales in the same week of the prior year but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth, on a constant dollar basis.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Our revenues are driven primarily by system-wide sales, which generate royalty payments by our franchisees, revenues from our Company-owned stores and revenues to our distribution business. The following table sets forth our system-wide sales for the 2000, 2001 and 2002 fiscal years (dollars in millions).

System-wide Sales:                                2000                  2001                 2002
                                                  ----                  ----                 ----
Domestic Company-owned stores .......      $  378.0    10.7%    $  362.2      9.6%    $  376.5     9.5%
Domestic franchise ..................       2,269.2    64.0      2,454.5     64.8      2,550.2    64.4
International .......................         896.3    25.3        967.9     25.6      1,035.0    26.1
                                           --------   -----     --------    -----     --------   -----
     Total system-wide sales ........      $3,543.5   100.0%    $3,784.6    100.0%    $3,961.7   100.0%
                                           ========   =====     ========    =====     ========   =====

     We derive our revenues principally from sales at Company-owned stores, royalty revenues from our franchise stores and sales of food and supplies to franchise stores by our distribution business. The following table sets forth our revenues for the 2000, 2001 and 2002 fiscal years (dollars in millions).

Revenues:                                         2000                  2001                 2002
                                                  ----                  ----                 ----
Domestic Company-owned stores .......      $  378.0    32.4%    $  362.2     28.8%    $  376.5    29.5%
Domestic franchise ..................         120.6    10.4        134.2     10.7        140.7    11.1
Domestic distribution ...............         604.1    51.8        691.9     55.0        676.0    53.0
International .......................          63.4     5.4         70.0      5.5         81.8     6.4
                                           --------   -----     --------    -----     --------   -----
     Total revenues .................      $1,166.1   100.0%    $1,258.3    100.0%    $1,275.0   100.0%
                                           ========   =====     ========    =====     ========   =====

Critical Accounting Policies

     The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, uncollectible receivables, long-lived assets, insurance and legal matters, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies are:

     . Revenue Recognition--We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and distribution centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Sales of food from our distribution centers are recognized as revenues upon delivery of the food to franchisees while sales of equipment and supplies from our distribution centers are recognized as revenues upon shipment of the related products to franchisees.

     . Allowance for Uncollectible Receivables--We closely monitor our accounts and notes receivable balances and provide allowances for uncollectible amounts as a result of our reviews. These estimates are based on, among other factors, historical collection experience and a review of our receivables by aging category. Additionally, we may also provide allowances for uncollectible receivables based on specific customer collection issues that we have identified. While write-offs of bad debts have historically been within our expectations and the provisions established, management cannot guarantee that future write-offs will not exceed historical rates. Specifically, if the financial condition of our franchisees were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

     . Long-lived Assets--We generally record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and/or other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us including industry practice. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired.

          We evaluate goodwill for impairment on an annual basis by comparing the fair value of our reporting units to their carrying values. Substantially all of our goodwill relates to our Company-owned stores in our domestic stores segment. The fair value of our stores significantly exceeds the recorded carrying value. Given the current and expected future performance of our domestic stores, we do not anticipate a material goodwill impairment to be recorded in the near term.

     . Insurance and Legal Matters--We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. If our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods.

          For certain periods prior to December 1998 and for periods after December 2001 we maintain insurance coverage for workers' compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are determined using actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods.

     . Income Taxes--Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on estimates and assumptions. The amounts relating to taxes recorded on the balance sheet, including tax reserves, also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to adjust our valuation allowance or other tax reserves resulting in additional income tax expense or benefit in future periods.

Results of Operations

     The following tables set forth income statement data expressed in dollars and as a percentage of revenues for the periods indicated (dollars in millions):

Income Statement Data:                                                    2000       2001        2002
                                                                          ----       ----        ----
Revenues ........................................................       $1,166.1    $1,258.3   $1,275.0
Cost of sales ...................................................          862.2       937.9      939.0
General and administrative ......................................          190.7       193.5      179.8
                                                                        --------    --------   --------
Income from operations ..........................................          113.2       126.9      156.2
Interest expense, net ...........................................           71.8        66.6       59.8
                                                                        --------    --------   --------
Income before provision for income taxes ........................           41.4        60.3       96.5
Provision for income taxes ......................................           16.2        23.5       35.8
                                                                        --------    --------   --------
Net income ......................................................       $   25.2    $   36.8   $   60.7
                                                                        ========    ========   ========

Income Statement Data:                                                    2000        2001       2002
                                                                          ----        ----       ----
Revenues ........................................................          100.0%      100.0%     100.0%
Cost of sales ...................................................           73.9        74.5       73.6
General and administrative ......................................           16.4        15.4       14.1
                                                                        --------    --------   --------
Income from operations ..........................................            9.7        10.1       12.3
Interest expense, net ...........................................            6.2         5.3        4.7
                                                                        --------    --------   --------
Income before provision for income taxes ........................            3.5         4.8        7.6
Provision for income taxes ......................................            1.4         1.9        2.8
                                                                        --------    --------   --------
Net income ......................................................            2.2%        2.9%       4.8%
                                                                        ========    ========   ========

Store Growth Activity

     The following is a summary of the Company's store growth activity for fiscal 2002:

                                         Beginning                                           End of
                                         of Period     Opened       Closed     Transfers     Period
                                         ---------     ------       ------     ---------     ------
Domestic Company-owned stores ........        519          5           (16)        69          577
Domestic franchise ...................      4,294        140           (94)       (69)       4,271
                                            -----       ----          ----       ----        -----
      Domestic stores ................      4,813        145          (110)         -        4,848
International ........................      2,259        220           (97)         -        2,382
                                            -----       ----          ----       ----        -----
      Total ..........................      7,072        365          (207)         -        7,230
                                            =====       ====          ====       ====        =====

2002 Compared to 2001
(tabular amounts in millions, except percentages)

Revenues

     Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to domestic franchise and certain international stores.

     Consolidated revenues rose slightly in 2002 to $1.27 billion. This increase in revenues was due primarily to increases in revenues from domestic stores and international operations, offset in part by a decrease in revenues from domestic distribution operations. This increase in revenues is more fully described below.

Domestic Stores

     Domestic stores is comprised of domestic Company-owned store operations and domestic franchise store operations, as summarized in the following table:

     Domestic Stores                                       2001                  2002
     ---------------                                       ----                  ----
       Domestic Company-owned stores ..........     $362.2      73.0%     $376.5      72.8%
       Domestic franchise .....................      134.2      27.0       140.7      27.2
                                                    ------     -----      ------     -----
       Total domestic stores revenues .........     $496.4     100.0%     $517.2     100.0%
                                                    ======     =====      ======     =====

     Domestic stores revenues increased $20.8 million or 4.2% to $517.2 million in 2002, from $496.4 million in 2001. This increase was due primarily to increases in system-wide sales at both our franchise and Company-owned stores. This increase is more fully described below.

   Domestic Company-Owned Stores

     Revenues from domestic Company-owned store operations increased $14.3 million or 4.0% to $376.5 million in 2002, from $362.2 million in 2001. This increase was due primarily to an increase in the average number of domestic Company-owned stores open during 2002. There were 519 and 577 domestic Company-owned stores in operation as of December 30, 2001 and December 29, 2002, respectively. This increase was due primarily to the purchase of 83 stores from our former franchisee in Arizona. Same store sales for domestic Company-owned stores were flat in 2002 compared to 2001.

   Domestic Franchise

     Revenues from domestic franchise operations increased $6.5 million or 4.8% to $140.7 million in 2002, from $134.2 million in 2001. This increase was due primarily to an increase in same store sales offset in part by a decrease in the average number of domestic franchise stores open during 2002. Same store sales for domestic franchise stores increased 3.0% in 2002 compared to 2001. There were 4,294 and 4,271 domestic franchise stores in operation as of December 30, 2001 and December 29, 2002, respectively. This decrease in store count was due primarily to the aforementioned sale of 83 domestic franchise stores in Arizona offset in part by net new store openings.

Domestic Distribution

      Revenues from domestic distribution operations decreased $15.9 million or 2.3% to $676.0 million in 2002, from $691.9 million in 2001. This decrease was due primarily to a market decrease in overall food prices, primarily cheese, and a decrease in the average number of domestic franchise stores open in 2002, offset in part by an increase in volumes relating to increases in domestic franchise same store sales.

International

      Revenues from international operations increased $11.8 million or 16.8% to $81.8 million in 2002, from $70.0 million in 2001. This increase was due primarily to the acquisition of the Netherlands franchise operations, which includes 39 franchise stores, 15 Company-owned stores and a distribution center, in the fourth quarter of 2001 ($7.1 million year over year impact on revenues), as well as increases in same store sales and the average number of international stores open during 2002. On a constant dollar basis, same store sales increased 4.1% in 2002 compared to 2001. On a historical dollar basis, same store sales increased 3.2% in 2002 compared to 2001, reflecting a generally stronger U.S. dollar in those markets that we compete. There were 2,259 and 2,382 international stores in operation as of December 30, 2001 and December 29, 2002, respectively.

Cost of Sales / Operating Margin

      The consolidated operating margin, which we define as revenues less cost of sales, increased $15.6 million or 4.9% to $336.0 million in 2002, from $320.4 million in 2001, as summarized in the following table.

                                                2001                2002
                                                ----                ----
         Revenues ......................  $1,258.3  100.0%    $1,275.0  100.0%
         Cost of sales .................     937.9   74.5        939.0   73.6
                                          --------  -----     --------  -----
         Operating margin ..............  $  320.4   25.5%    $  336.0   26.4%
                                          ========  =====     ========  =====

      Consolidated cost of sales is comprised primarily of Company-owned store and domestic distribution costs incurred to generate revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

      Consolidated cost of sales increased $1.1 million or 0.1% to $939.0 million in 2002, from $937.9 million in 2001. This increase in consolidated cost of sales was driven primarily by cost of sales changes at domestic Company-owned stores and domestic distribution, as more fully described below.

Domestic Company-Owned Stores

      The domestic Company-owned store operating margin increased $2.7 million or 3.3% to $84.1 million in 2002, from $81.4 million in 2001, as summarized in the following table.

     Domestic Company-Owned Stores              2001                2002
     -----------------------------              ----                ----
         Revenues ......................  $  362.2  100.0%    $  376.5  100.0%
         Cost of sales .................     280.8   77.5        292.4   77.6
                                          --------  -----     --------  -----
         Store operating margin ........  $   81.4   22.5%    $   84.1   22.4%
                                          ========  =====     ========  =====

      Cost of sales increased slightly as a percentage of store revenues in 2002 compared to 2001 primarily due to increases in labor, insurance, and occupancy costs offset in part by a decrease in food costs. As a percentage of store revenues, labor costs increased 0.4% to 30.2% in 2002, from 29.8% in 2001, reflecting increased average wage rates at our stores. As a percentage of store revenues, insurance costs increased 1.0% to 4.4% in 2002, from 3.4% in 2001. This increase in insurance costs was driven primarily by the increased cost of workers' compensation and automobile liability premiums. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, increased 0.2% to 9.7% in 2002, from 9.5% in 2001. This increase in occupancy costs was due primarily to increases in rents.

      These increases in cost of sales were offset in part by a decrease in food costs as a percentage of store revenues. Food costs decreased 1.7% to 26.2% in 2002, from 27.9% in 2001 due primarily to lower cheese prices during 2002 as compared to 2001. The cheese block price per pound averaged $1.19 in 2002 compared to $1.43 in 2001.

Domestic Distribution

     The domestic distribution operating margin increased $4.7 million or 6.6% to $75.7 million in 2002, from $71.0 million in 2001, as summarized in the following table.

     Domestic Distribution                       2001                2002
     ---------------------                       ----                ----
         Revenues .......................  $  691.9  100.0%    $  676.0  100.0%
         Cost of sales ..................     620.9   89.7        600.3   88.8
                                           --------  -----     --------  -----
         Distribution operating margin ..  $   71.0   10.3%    $   75.7   11.2%
                                           ========  =====     ========  =====

     Cost of sales as a percentage of distribution revenues was positively impacted by increases in volumes and efficiencies in the areas of operations and purchasing as well as reductions in certain commodity prices, specifically cheese. Reductions in certain commodity prices has a positive effect on cost of sales as a percentage of revenues due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had cheese prices remained constant with fiscal 2001 levels, distribution operating margin would have decreased to approximately 10.6% of distribution revenues, or 0.6% less than the reported amounts.

     These decreases in cost of sales were offset in part by increases in insurance costs. The increases in insurance costs were driven by the increased cost of workers' compensation and automobile liability premiums.

General and Administrative Expenses

     General and administrative expenses decreased $13.7 million or 7.1% to $179.8 million in 2002, from $193.5 million in 2001. As a percentage of total revenues, general and administrative expenses decreased 1.3% to 14.1% in 2002, from 15.4% in 2001. This improvement in general and administrative expenses as a percentage of revenues was due in part to management's continued focus on controlling overhead costs, and improved collections, as well as the following:

     . The absence of covenant not-to-compete amortization expense in 2002 relating to our covenant with our former majority stockholder ($5.3 million in 2001);

     . The reversal in 2002 of a $2.5 million reserve originally recorded in 2001 relating to an international contingent liability which was favorably resolved in 2002, as well as a related $1.4 million reserve for doubtful accounts receivable originally recorded in 2000 and 2001 which was reversed upon collection of the receivable in 2002 ($7.2 million year over year impact); and

     . The absence of goodwill expense in 2002 relating to our adoption of SFAS No. 142 ($2.0 million in 2001).

     These decreases in general and administrative expenses in 2002 were offset in part by a $1.0 million net increase in loss on the sale/disposal of assets, which includes approximately $5.3 million of certain capitalized software costs that were expensed in 2002.

Interest Expense

     Interest expense decreased $8.1 million or 13.4% to $60.3 million in 2002, from $68.4 million in 2001. This decrease was due primarily to a decrease in variable interest rates and interest rate margins on our senior credit facility and reduced debt levels. The Company repaid approximately $52.7 million of debt in 2002. This decrease in interest expense was offset in part by a $4.5 million write-off of financing fees related to the Company's refinancing of its senior credit facility.

Provision for Income Taxes

     Provision for income taxes increased $12.3 million to $35.8 million in 2002, from $23.5 million in 2001. This increase was due primarily to an increase in pre-tax income.

2001 Compared to 2000
(tabular amounts in millions, except percentages)

Revenues

     Consolidated revenues increased $92.2 million or 7.9% to $1.26 billion in 2001, from $1.17 billion in 2000. This increase in consolidated revenues was due primarily to increases in revenues from domestic distribution operations. This increase in revenues is more fully described below.

Domestic Stores

     Domestic Stores                                           2000              2001
     ---------------                                           ----              ----
       Domestic Company-owned stores .................   $378.0    75.8%    $362.2    73.0%
       Domestic franchise ............................    120.6    24.2      134.2    27.0
                                                         ------   -----     ------   -----
       Total domestic stores revenues ................   $498.6   100.0%    $496.4   100.0%
                                                         ======   =====     ======   =====

     The domestic stores revenues decreased $2.2 million or 0.4% to $496.4 million in 2001, from $498.6 million in 2000. This decrease was due primarily to decreases in revenues from Company-owned stores as a result of strategic store sales, offset in part by increases in system-wide sales at our franchise stores. This decrease is more fully described below.

    Domestic Company-Owned Stores

     Revenues from domestic Company-owned store operations decreased $15.8 million or 4.2% to $362.2 million in 2001, from $378.0 million in 2000. This decrease was due primarily to a decrease in the average number of domestic Company-owned stores open during 2001. There were 626 and 519 domestic Company-owned stores in operation as of December 31, 2000 and December 30, 2001, respectively. This decrease was due primarily to the strategic sales of 95 domestic Company-owned stores to franchisees during 2001. This decrease was offset in part by an increase in same store sales at Company-owned stores of 7.3% in 2001 compared to 2000.

    Domestic Franchise

     Revenues from domestic franchise operations increased $13.6 million or 11.3% to $134.2 million in 2001, from $120.6 million in 2000. This increase was due primarily to increases in same store sales and the average number of domestic franchise stores open during 2001. Same store sales for domestic franchise stores increased 3.6% in 2001 compared to 2000. There were 4,192 and 4,294 domestic franchise stores in operation as of December 31, 2000 and December 30, 2001, respectively. This increase in store count was due primarily to a 153 net increase in domestic franchise store openings, including the aforementioned transfer of 95 Company-owned stores that were sold to franchisees during 2001. This increase was offset in part by the results of the Company's review of its store definition in 2001. Based on this review, the Company decided to exclude from its store count any retail location that was open less than 52 weeks and had annual sales of less than $100,000. As a result of this change, the Company reduced its domestic franchise store counts by 51 units. Although these units are no longer included in the Company's store counts, revenues and profits generated from these units continue to be recognized in the Company's operating results.

Domestic Distribution

     Revenues from domestic distribution operations increased $87.8 million or 14.5% to $691.9 million in 2001, from $604.1 million in 2000. This increase was due primarily to a market increase in overall food prices, primarily cheese prices, as well as an increase in volumes relating to increases in domestic franchise store sales.

International

     Revenues from international operations increased $6.6 million or 10.4% to $70.0 million in 2001, from $63.4 million in 2000. This increase was due primarily to an increase in same store sales and an increase in the average number of international stores open during 2001. On a constant dollar basis, same store sales increased 6.4% in 2001 compared to 2000. On a historical dollar basis, same store sales increased 0.7% in 2001 compared to 2000, reflecting a generally stronger U.S. dollar in those markets that we compete. There were 2,159 and 2,259 international stores in operation as of December 31, 2000 and December 30, 2001, respectively.

Cost of Sales / Operating Margin

     The consolidated operating margin increased $16.5 million or 5.4% to $320.4 million in 2001, from $303.9 million in 2000, as summarized in the following table.

                                             2000                  2001
                                             ----                  ----
         Revenues ..................   $1,166.1   100.0%     $1,258.3   100.0%
         Cost of sales .............      862.2    73.9         937.9    74.5
                                       --------   -----      --------   -----
         Operating margin ..........   $  303.9    26.1%     $  320.4    25.5%
                                       ========   =====      ========   =====

     Consolidated cost of sales increased $75.7 million or 8.8% to $937.9 million in 2001, from $862.2 million in 2000. This increase in consolidated cost of sales was driven primarily by cost of sales changes at domestic Company-owned stores and domestic distribution, as more fully described below.

Domestic Company-Owned Stores

     The domestic Company-owned store operating margin decreased $7.2 million or 8.1% to $81.4 million in 2001, from $88.6 million in 2000, as summarized in the following table.

     Domestic Company-Owned Stores           2000                  2001
     -----------------------------           ----                  ----
         Revenues ..................   $  378.0   100.0%     $  362.2   100.0%
         Cost of sales .............      289.4    76.6         280.8    77.5
                                       --------   -----      --------   -----
         Store operating margin ....   $   88.6    23.4%     $   81.4    22.5%
                                       ========   =====      ========   =====

     Cost of sales increased as a percentage of store revenues in 2001 compared to 2000 primarily due to rising food and occupancy costs offset in part by a decrease in labor costs. As a percentage of store revenues, food costs increased 1.8% to 27.9% in 2001, from 26.1% in 2000. Company-owned stores were negatively impacted primarily by higher cheese prices during 2001 as compared to 2000. The cheese block price per pound averaged $1.43 in 2001 compared to $1.15 in 2000. As a percentage of store revenues, occupancy costs increased 0.4% to 9.5% in 2001, from 9.1% in 2000. This increase in occupancy costs was due primarily to increases in energy costs in 2001.

     These increases in cost of sales were offset in part by a decrease in labor costs as a percentage of revenues. As a percentage of store revenues, labor costs decreased 0.7% to 29.8% in 2001, from 30.5% in 2000. This decrease was due to an increase in existing same store sales and the strategic sales of Company-owned stores to franchisees offset in part by an increase in the average wage rates at the stores.

Domestic Distribution

     The Company's domestic distribution operating margin increased $7.2 million or 11.3% to $71.0 million in 2001, from $63.8 million in 2000, as summarized in the following table.

     Domestic Distribution                                         2000                 2001
     ---------------------                                         ----                 ----
         Revenues ....................................      $604.1     100.0%    $691.9     100.0%
         Cost of sales ...............................       540.3      89.4      620.9      89.7
                                                            ------     -----     ------     -----
         Distribution operating margin ...............      $ 63.8      10.6%    $ 71.0      10.3%
                                                            ======     =====     ======     =====

     Cost of sales as a percentage of distribution revenues was negatively impacted by increases in certain commodity prices, specifically cheese, offset by increases in volumes and efficiencies in the areas of operations and purchasing. Increases in commodity prices has a negative impact on operating margins as a percentage of revenues due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had cheese prices remained constant with fiscal 2000 levels, distribution operating margin would have increased to approximately 10.9% of revenues, or 0.6% greater than the reported amounts.

General and Administrative Expenses

     General and administrative expenses increased $2.8 million or 1.5% to $193.5 million in 2001, from $190.7 million in 2000. As a percentage of total revenues, general and administrative expenses decreased 1.0% to 15.4% in 2001, from 16.4% in 2000.

     This increase in general and administrative expenses was due primarily to an increase in labor costs and a $2.5 million reserve recorded in 2001 relating to an international contingent liability. These increases were offset in part by a decrease in covenant not-to-compete amortization expense and a decrease in store costs as a result of domestic Company-owned store divestitures. Covenant not-to-compete amortization expense, primarily relating to our covenant with our former majority stockholder, decreased $5.7 million to $5.5 million in 2001, from $11.2 million in 2000.

Interest Expense

     Interest expense decreased $7.4 million or 9.8% to $68.4 million in 2001, from $75.8 million in 2000. This decrease was due primarily to a decrease in variable interest rates on our senior credit facility and reduced debt levels. The Company repaid approximately $40.6 million of debt in 2001.

Provision for Income Taxes

     Provision for income taxes increased $7.3 million to $23.5 million in 2001, from $16.2 million in 2000. This increase was due primarily to an increase in pre-tax income.

Liquidity and Capital Resources

     We had negative working capital of $10.3 million and cash and cash equivalents of $22.5 million at December 29, 2002. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources.

     As of December 29, 2002, we had $602.0 million of long-term debt, of which $2.8 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility. Letters of credit issued under the revolving credit facility were $17.9 million. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

     Cash provided by operating activities was $105.0 million and $87.2 million in 2002 and 2001, respectively. The $17.8 million increase was due primarily to a $23.9 million increase in net income, an $8.2 million increase in provision for deferred income taxes and a $3.9 million increase in amortization of deferred financing costs. These increases were offset in part by a $10.9 million net change in operating assets and liabilities, a $4.8 million decrease in depreciation and amortization and a $3.4 million decrease in provision for losses on accounts and notes receivable.

     Cash used in investing activities was $72.0 million and $34.8 in 2002 and 2001, respectively. The $37.2 million increase was due primarily to a $20.8 million increase in acquisitions of franchise operations and a $13.3 million increase in capital expenditures. The increase in acquisitions of franchise operations was due primarily to the Company's purchase of 83 domestic franchise stores in Arizona during the first quarter of 2002.

     Cash used in financing activities was $65.8 million and $35.2 million in 2002 and 2001, respectively. The $30.6 million increase was due primarily to a $20.4 million increase in net repayments of long-term debt, a $7.0 million increase in distributions to TISM and a $3.6 million increase in cash paid for financing costs.

     On July 29, 2002, we entered into a senior credit facility with a consortium of banks. The senior credit facility consists of a $365 million term loan expiring in June 2008 and a $100 million revolving credit facility expiring in June 2007. Our previous senior credit facility was paid in full and canceled upon consummation of this senior credit facility. The senior credit facility requires amortization of the term loan of $3.65 million per year during the first five years of the agreement and $346.75 million in the final year of the agreement, payable in equal quarterly installments. The senior credit facility contains customary financial and non-financial covenants and is guaranteed by TISM and each of our material domestic subsidiaries. The senior credit facility is secured by a first priority lien on substantially all of the assets of the Company. Borrowings under the senior credit facility bear interest at Eurodollar plus an applicable margin not to exceed 250 basis points or a base rate plus an applicable margin not to exceed 150 basis points.

     Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility or otherwise to enable us to service our indebtedness, including the senior credit facility and the senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Additionally, the Company may be requested to provide funds to TISM for stock dividends, distributions and/or other cash needs of TISM.

Impact of Inflation

     We believe that our results of operations are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2000, 2001, or 2002. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New Accounting Pronouncements

     We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangibles", effective December 31, 2001 and, accordingly, ceased amortizing goodwill. In addition, we performed the required transition impairment test and determined that no impairment adjustment was required as of the date of adoption. We also performed the annual impairment test at December 29, 2002 and determined that no impairment adjustment was required. SFAS No. 142 requires prospective application and does not permit restatement of prior period financial statements. Had this Statement been applied in prior years, net income would have been approximately $26.7 million and $38.1 million in 2000 and 2001, respectively.

     In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which, among other things, eliminates the requirement to report certain extinguishment of debt as extraordinary items. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 145 effective December 31, 2001. Accordingly, the gain on extinguishment of debt of approximately $181,000 (net of tax provision of approximately $111,000) in 2000 and loss of approximately $327,000 (net of tax benefit of approximately $207,000) in 2001 have been reclassified in accordance with this Statement.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The interpretation's guidance is required to be followed beginning in fiscal 2003 and is not expected to have a material effect on the Company's results of operations or financial condition.

Contractual Obligations

     The following is a summary of our significant contractual obligations at December 29, 2002: (in millions)

Obligation                                                  2003     2004     2005    2006     2007   Thereafter   Total
----------                                                  ----     ----     ----    ----     ----   ----------   -----
Long-term debt .......................................    $   2.8  $   4.6  $   3.7  $  3.7   $ 88.5   $  498.7   $ 602.0
Operating leases (1) .................................       32.3     22.5     23.5    18.6     15.2       65.7     177.7

(1) We lease retail store and distribution center locations, distribution vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under operating leases with expiration dates through 2018.

     As part of TISM's 1998 recapitalization, we and our subsidiaries entered into a management agreement with an affiliate of one of TISM's stockholders to provide specified management services. We are committed to pay an amount not to exceed $2.0 million per year, excluding out-of-pocket expenses on an ongoing basis for management services as defined in the management agreement.

     We are contingently liable to pay our former majority TISM stockholder and his wife an amount not exceeding approximately $15 million under a note payable, plus 8% interest per annum beginning in 2003, in the event the majority of TISM stockholders sell a specified percentage of their common stock to an unaffiliated party. Separately, we may be required to purchase the Domino's, Inc. senior subordinated notes upon a change of control, as defined in the indenture governing those notes. As of December 29, 2002, there was $238.4 million in aggregate principal amount of senior subordinated notes outstanding.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995:

     Certain statements contained in this report relating to our anticipated profitability and operating performance are forward-looking and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in this and other filings made with the Securities and Exchange Commission. See Exhibit 99.1. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           FORWARD LOOKING STATEMENTS

     The matters discussed in this Form 10-K, as well as in future oral and written statements by our management, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as "aim," "anticipate," "believe" "could," "estimate," "expect," "intend," "may," "plan," "project," "should," "will be," "will continue," "will likely result," "would," and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other "forward-looking" information.

     We believe that it is important to communicate our future expectations to our stakeholders. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in Exhibit 99.1 "Risk Factors," as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, those described in Exhibit 99.1 "Risk Factors."


     Forward-looking statements speak only as of the date of this Form 10-K. Except as required under federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention to update any forward-looking statements to reflect events or circumstances arising after the date of this Form 10-K, whether as a result of new information, future events or otherwise. As a result of these risks and uncertainties, readers are cautioned not to place undue reliance on the forward-looking statements included in this Form 10-K or that may be made elsewhere from time to time by, or on behalf of, us. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

     This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"), including information within Management's Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

..    Our ability to maintain good relationships with our franchisees
..    Our ability to grow and implement cost-saving strategies
..    Increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage
..    Our ability to compete domestically and internationally in our intensely competitive industry
..    Our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and distribution centers with qualified personnel
..    Our ability to pay principal and interest on our substantial debt
..    Our ability to borrow in the future
..    Our ability to find and/or retain suitable real estate for our stores and distribution centers
..    Adverse legislation or regulation
..    Adverse legal settlements
..    Changes in consumer taste, demographic trends and traffic patterns
..    Our ability to sustain or increase historical revenues and profit margins
..    Continuation of certain trends and general economic conditions in the industry
..    Adequacy of insurance coverage

     We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   Market Risk

     We are exposed to market risks from interest rate changes on our variable rate debt. Management actively monitors this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

     We are also exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by commodity prices and as a result, we are subject to volatility in our food costs. Management actively monitors this exposure. However, we do not enter into financial instruments to hedge commodity prices. The cheese block price per pound averaged $1.19 in 2002. The estimated increase in Company-owned store food costs from a hypothetical $0.20 adverse change in the average cheese block price per pound would have been approximately $3.5 million in 2002.

   Financial Derivatives

     We enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs.

     We have entered into an interest rate collar agreement and four interest rate swap agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of our term debt under our senior credit facility to various fixed rates over various terms. These agreements are summarized as follows:

                              Total
                             Notional
       Derivative             Amount                        Term                           Rate
------------------------- --------------- ----------------------------------------- -------------------
   Interest Rate Collar    $70.0 million           June 2001 - June 2003               3.86%-Floor
                                                                                      6.00%-Ceiling
   Interest Rate Swap      $70.0 million           June 2001 - June 2004                  4.90%
   Interest Rate Swap      $35.0 million      September 2001 - September 2003             3.645%
   Interest Rate Swap      $35.0 million      September 2001 - September 2004             3.69%
   Interest Rate Swap      $75.0 million           August 2002 - June 2005                3.25%

   Interest Rate Risk

     Our variable interest expense is sensitive to changes in the general level of interest rates. As of December 29, 2002, a portion of our debt is borrowed at Eurodollar rates plus a margin rate of 2.5%. At December 29, 2002, the weighted average interest rate on our $78.6 million of variable interest debt was approximately 4.3%.

     We had total interest expense of approximately $60.3 million in 2002. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would have been approximately $2.5 million.

   Foreign Currency Exchange Rate Risk

     We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 6.4% of our revenues in 2002 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency. We anticipate that revenues from operations outside the United States will continue to grow as a percentage of our total revenues. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows.

Item 8.  Financial Statements and Supplementary Data.

                        Report of Independent Accountants

To Domino's, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholder's deficit and of cash flows present fairly, in all material respects, the financial position of Domino's, Inc. and its subsidiaries (the "Company") at December 30, 2001 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ PricewaterhouseCoopers LLP


Detroit, Michigan
February 3, 2003

                         DOMINO'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                          December 30,        December 29,
                                        ASSETS                                                2001                2002
                                        ------                                           --------------      --------------
CURRENT ASSETS:
     Cash and cash equivalents                                                               $   55,147          $   22,472
     Accounts receivable, net of reserves of $6,071 in 2001 and $3,764 in 2002                   54,225              57,497
     Inventories                                                                                 22,088              21,832
     Notes receivable, net of reserves of $1,546 in 2001 and $1,785 in 2002                       4,024               3,398
     Prepaid expenses and other                                                                   4,892               6,673
     Deferred income taxes                                                                        9,330               6,809
                                                                                         --------------      --------------
               Total current assets                                                             149,706             118,681
                                                                                         --------------      --------------

PROPERTY, PLANT AND EQUIPMENT:
     Land and buildings                                                                          15,983              15,986
     Leasehold and other improvements                                                            50,684              57,029
     Equipment                                                                                  114,904             145,513
     Construction in progress                                                                     5,837               5,727
                                                                                         --------------      --------------
                                                                                                187,408             224,255
     Accumulated depreciation and amortization                                                   99,763             103,708
                                                                                         --------------      --------------
               Property, plant and equipment, net                                                87,645             120,547
                                                                                         --------------      --------------

OTHER ASSETS:
     Investments in marketable securities, restricted                                             3,602               3,172
     Notes receivable, less current portion, net of
          reserves of $1,947 in 2001 and $1,899 in 2002                                          14,720              10,755
     Deferred financing costs, net of accumulated
          amortization of $18,040 in 2001 and $22,436 in 2002                                    24,594              18,264
     Goodwill, net of accumulated amortization of
          $8,127 in 2001 and $7,934 in 2002                                                      12,673              27,232
     Capitalized software, net of accumulated amortization
          of $28,349 in 2001 and $25,930 in 2002                                                 34,408              28,313
     Other assets, net of accumulated amortization and
          reserves of $2,103 in 2001 and $1,880 in 2002                                           7,008               6,945
     Deferred income taxes                                                                       68,242              60,287
                                                                                         --------------      --------------
               Total other assets                                                               165,247             154,968
                                                                                         --------------      --------------

               Total assets                                                                   $ 402,598           $ 394,196
                                                                                         ==============      ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

                         DOMINO'S, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (Continued)
               (In thousands, except share and per share amounts)

                                                                  December 30,        December 29,
                        LIABILITIES AND STOCKHOLDER'S DEFICIT         2001                2002
                        -------------------------------------     ------------        ------------
CURRENT LIABILITIES:
  Current portion of long-term debt                                $  43,157           $   2,843
  Accounts payable                                                    50,430              46,131
  Accrued compensation                                                26,620              26,723
  Accrued interest                                                    14,674              12,864
  Accrued income taxes                                                 2,164               1,173
  Insurance reserves                                                   7,365               8,452
  Other accrued liabilities                                           30,029              30,811
                                                                   ---------           ---------
        Total current liabilities                                    174,439             128,997
                                                                   ---------           ---------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion                               611,532             599,180
  Insurance reserves                                                   6,334              12,510
  Other accrued liabilities                                           35,167              29,090
                                                                   ---------           ---------
        Total long-term liabilities                                  653,033             640,780
                                                                   ---------           ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S DEFICIT:
  Common stock, par value $0.01 per share; 3,000
    shares authorized; 10 shares issued and outstanding                    -                   -
  Additional paid-in capital                                         120,202             120,723
  Retained deficit                                                  (542,540)           (491,793)
  Accumulated other comprehensive loss                                (2,536)             (4,511)
                                                                   ---------           ---------
        Total stockholder's deficit                                 (424,874)           (375,581)
                                                                   ---------           ---------

        Total liabilities and stockholder's deficit                $ 402,598           $ 394,196
                                                                   =========           =========

    The accompanying notes are an integral part of these consolidated balance sheets.

                         DOMINO'S, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                 (In thousands)

                                                                                        For the Years Ended
                                                                        ------------------------------------------------
                                                                        December 31,      December 30,      December 29,
                                                                            2000              2001              2002
                                                                        ------------      ------------      ------------
REVENUES:

     Domestic Company-owned stores                                      $    377,971      $    362,189      $    376,533
     Domestic franchise                                                      120,608           134,195           140,667
     Domestic distribution                                                   604,096           691,902           676,018
     International                                                            63,405            69,995            81,762
                                                                        ------------      ------------      ------------
                Total revenues                                             1,166,080         1,258,281         1,274,980
                                                                        ------------      ------------      ------------

OPERATING EXPENSES:
     Cost of sales                                                           862,161           937,899           938,972
     General and administrative                                              190,690           193,494           179,774
                                                                        ------------       -----------      ------------
                Total operating expenses                                   1,052,851         1,131,393         1,118,746
                                                                        ------------       -----------      ------------
INCOME FROM OPERATIONS                                                       113,229           126,888           156,234

INTEREST INCOME                                                                3,961             1,778               537

INTEREST EXPENSE                                                             (75,800)          (68,380)          (60,321)
                                                                        ------------       -----------      ------------
INCOME BEFORE PROVISION FOR INCOME TAXES                                      41,390            60,286            96,450

PROVISION FOR INCOME TAXES                                                    16,184            23,506            35,789
                                                                        ------------       -----------      ------------
NET INCOME                                                              $     25,206       $    36,780      $     60,661
                                                                        ============       ===========      ============


 The accompanying notes are an integral part of these consolidated statements.

                         DOMINO'S, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                              For the Years Ended
                                                                  --------------------------------------------
                                                                  December 31,    December 30,    December 29,
                                                                      2000            2001            2002
                                                                  ------------    ------------    ------------
NET INCOME                                                          $ 25,206        $ 36,780        $ 60,661
                                                                    --------        --------        --------

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
     Currency translation adjustment                                    (147)           (259)          1,082
     Cumulative effect of change in accounting for derivative
          instruments                                                      -           2,685               -
     Unrealized losses on derivative instruments                           -          (8,124)        (10,241)
     Reclassification adjustment for (gains) losses included
          in net income                                                 (548)          2,384           5,389
                                                                    --------        --------        --------
                                                                        (695)         (3,314)         (3,770)

TAX ATTRIBUTES OF ITEMS IN OTHER
     COMPREHENSIVE LOSS                                                  219           1,130           1,795
                                                                    --------        --------        --------

OTHER COMPREHENSIVE LOSS, NET OF TAX                                    (476)         (2,184)         (1,975)
                                                                    --------        --------        --------

COMPREHENSIVE INCOME                                                $ 24,730        $ 34,596        $ 58,686
                                                                    ========        ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                         DOMINO'S, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S DEFICIT
                                 (In thousands)

                                                                                          Accumulated Other Comprehensive Loss
                                                                                     -----------------------------------------------
                                                                                                     Unrealized
                                                                                                       Gain on
                                                         Additional                    Currency      Investments      Fair Value
                                              Common      Paid-in       Retained     Translation    in Marketable   of Derivative
                                              Stock       Capital       Deficit       Adjustment     Securities      Instruments
                                              -----       -------       -------       ----------     ----------      -----------
BALANCE AT JANUARY 2, 2000                  $       -     $120,202     $(599,292)        $  (205)      $  329          $     -

     Net income                                     -            -        25,206               -            -                -
     Distributions to Parent                        -            -          (571)              -            -                -
     Currency translation adjustment                -            -             -            (147)           -                -
     Reclassification adjustment for
        gains included in net income                -            -             -               -         (329)               -
                                            ---------     --------     ---------         -------       ------          -------

BALANCE AT DECEMBER 31, 2000                        -      120,202      (574,657)           (352)           -                -

     Net income                                     -            -        36,780               -            -                -
     Distributions to Parent                        -            -        (4,663)              -            -                -
     Currency translation adjustment                -            -             -            (259)           -                -
     Cumulative effect of change in
        accounting for derivative
        instruments, net of tax                     -            -             -               -            -            1,692
     Unrealized losses on derivative
        instruments, net of tax                     -            -             -               -            -           (5,119)
     Reclassification adjustment for
        losses included in net income               -            -             -               -            -            1,502
                                            ---------     --------     ---------         -------       ------          -------

BALANCE AT DECEMBER 30, 2001                        -      120,202      (542,540)           (611)           -           (1,925)

     Net income                                     -            -        60,661               -            -                -
     Distributions to Parent                        -            -        (9,914)              -            -                -
     Capital contribution                           -          521             -               -            -                -
     Currency translation adjustment                -            -             -           1,082            -                -
     Unrealized losses on derivative
        instruments, net of tax                     -            -             -               -            -           (6,452)
     Reclassification adjustment for
        losses included in net income               -            -             -               -            -            3,395
                                            ---------     --------     ---------         -------       ------          -------

BALANCE AT DECEMBER 29, 2002                $       -     $120,723     $(491,793)        $   471       $    -          $(4,982)
                                            =========     ========     =========         =======       ======          =======


The accompanying notes are an integral part of these consolidated statements.

                         DOMINO'S, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              For the Years Ended
                                                                                 ----------------------------------------------
                                                                                 December 31,     December 30,     December 29,
                                                                                     2000             2001             2002
                                                                                 ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  25,206        $  36,780        $  60,661
   Adjustments to reconcile net income to net
      cash provided by operating activities-
         Depreciation and amortization                                               33,604           33,092           28,273
         Provision (benefit) for losses on accounts and notes receivable              2,201            2,996             (441)
         Losses on sale/disposal of assets and other                                  1,338            1,964            2,919
         Provision for deferred income taxes                                          2,993            4,101           12,271
         Amortization of deferred financing costs                                     6,582            6,031            9,966
         Changes in operating assets and liabilities-
            Increase in accounts receivable                                         (10,095)         (10,050)          (2,252)
            Decrease (increase) in inventories, prepaid expenses and other             (290)           3,427           (1,196)
            Increase (decrease) in accounts payable and accrued liabilities          10,972           11,567          (12,488)
            Increase (decrease) in insurance reserves                                (6,211)          (2,727)           7,263
                                                                                  ---------        ---------        ---------
      Net cash provided by operating activities                                      66,300           87,181          104,976
                                                                                  ---------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (37,903)         (40,606)         (53,931)
   Proceeds from sale of property, plant and equipment                                5,034            2,225              719
   Acquisitions of franchise operations                                              (5,072)          (1,362)         (22,157)
   Repayments of notes receivable, net                                                5,334            4,807            3,247
   Other                                                                             (2,144)             180              108
                                                                                  ---------        ---------        ---------
      Net cash used in investing activities                                         (34,751)         (34,756)         (72,014)
                                                                                  ---------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt                                               -                -          365,000
   Repayments of long-term debt                                                     (31,475)         (32,332)        (417,736)
   Cash paid for financing costs                                                          -                -           (3,636)
   Distributions to Parent                                                             (571)          (2,893)          (9,914)
   Capital contributions from Parent                                                  4,000                -              521
                                                                                  ---------        ---------        ---------
      Net cash used in financing activities                                         (28,046)         (35,225)         (65,765)
                                                                                  ---------        ---------        ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND
   CASH EQUIVALENTS                                                                      53               41              128
                                                                                  ---------        ---------        ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      3,556           17,241          (32,675)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                                    34,350           37,906           55,147
                                                                                  ---------        ---------        ---------

CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                       $  37,906        $  55,147        $  22,472
                                                                                  =========        =========        =========

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

          Description of Business

             The Company is primarily engaged in the following business activities: (1) retail sales through Company-owned Domino's Pizza stores, (2) sales of food, equipment and supplies to Company-owned and franchised Domino's Pizza stores through Company-owned distribution centers, and (3) receipt of royalties and fees from domestic and international Domino's Pizza franchisees.

          Fiscal Year

             The Company's fiscal year ends on the Sunday closest to December
               31. The 2000 fiscal year ended December 31, 2000; the 2001 fiscal year ended December 30, 2001; and the 2002 fiscal year ended December 29, 2002. Each of these fiscal years consists of fifty-two weeks.

          Cash and Cash Equivalents

             Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

          Inventories

             Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

             Inventories at December 30, 2001 and December 29, 2002 are
               comprised of the following (in thousands):

                                                            2001         2002
                                                          -------      -------

                  Food                                    $15,479      $16,123
                  Equipment and supplies                    6,609        5,709
                                                          -------      -------
                  Inventories                             $22,088      $21,832
                                                          =======      =======

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          Notes Receivable

             During the normal course of business, the Company may provide financing to franchisees (i) to stimulate franchise store growth,
               (ii) to finance the sale of Company-owned stores to franchisees,
               (iii) to facilitate new equipment rollouts, or (iv) to otherwise assist a franchisee. Substantially all of the related notes receivable require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Related interest income is included in revenues. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

          Property, Plant and Equipment

             Additions to property, plant and equipment are recorded at cost.
               Repair and maintenance costs are expensed as incurred. Depreciation for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are generally as follows (in years):

                        Buildings                                           20
                        Leasehold and other improvements                    10
                        Equipment                                         3 - 12

             Depreciation expense was approximately $14.1 million, $16.0 million and $19.5 million in 2000, 2001 and 2002, respectively.

          Impairments of Long-Lived Assets

             In accordance with Statement of Financial Accounting Standards
               (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the asset is written down to its estimated fair value. No impairment losses of long-lived assets have been recognized in 2000, 2001 or 2002.

          Investments in Marketable Securities

             Investments in marketable securities include investments in various funds made by eligible individuals as part of our deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company's obligations under the deferred compensation plan.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          Deferred Financing Costs

             Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the Recapitalization. Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense.

             In connection with the consummation of the 2002 Agreement (Note 2), the Company expensed financing costs of approximately $4.5 million. Amortization of deferred financing costs, including the aforementioned $4.5 million, was approximately $6.6 million, $6.0 million and $10.0 million in 2000, 2001 and 2002, respectively.

          Goodwill

             Goodwill, primarily arising from franchise store acquisitions, was amortized using the straight-line method over periods not exceeding ten years for fiscal years prior to 2002. Amortization expense was approximately $2.3 million and $2.0 million in 2000 and 2001, respectively. The Company adopted SFAS No. 142, "Goodwill and Other Intangibles", effective December 31, 2001 and, accordingly, ceased amortizing goodwill. In addition, the Company performed the required transition impairment test and determined that no impairment adjustment was required as of the date of adoption. The Company also performed its annual impairment test at December 29, 2002 and determined that no impairment adjustment was required.

             SFAS No. 142 requires prospective application and does not permit restatement of prior period financial statements. Had this Statement been applied in prior years, net income would have been approximately $26.7 million and $38.1 million in 2000 and 2001, respectively.

             During 2002, the Company recorded approximately $14.6 million of goodwill in connection with the acquisition of the Arizona Stores (Note 9). This goodwill is expected to be deductible for tax purposes.

          Capitalized Software

             Capitalized software is recorded at cost and includes purchased, internally developed and externally developed software used in the Company's operations. Amortization for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. During 2002, the Company expensed approximately $5.3 million of certain capitalized software costs, which is included in general and administrative expense as a loss on disposal of assets. Amortization expense was approximately $5.9 million, $9.4 million and $8.5 million in 2000, 2001 and 2002, respectively.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          Other Assets

             Other assets primarily include deposits, investments in
               international franchisees, covenants not-to-compete and other intangibles primarily arising from franchise acquisitions, and, at December 30, 2001, assets relating to the fair value of derivatives. Amortization expense of covenants not-to-compete is provided using the straight-line method or an accelerated method (Note 7) and was approximately $11.2 million, $5.5 million and $185,000 in 2000, 2001 and 2002, respectively. Amortization of certain other intangible assets is provided using the straight-line method and was approximately $94,000 in 2000 and 2001, respectively, and $42,000 in 2002.

          Insurance Reserves

             The Company's health insurance program provides coverage for life, medical, dental and accidental death and dismemberment (AD&D) claims. Self-insurance limitations for medical per a covered individual's lifetime are $2.0 million in 2000, 2001 and 2002. The AD&D and life insurance components of the health insurance program are fully insured by the Company through third-party insurance carriers.

             In December 1998, the Company entered into a guaranteed cost, combined casualty insurance program that is effective for the period from December 1998 to December 2001. This program covers insurance claims on a first dollar basis for workers' compensation, general liability and owned and non-owned automobile liabilities. Total insurance limits under this program are $106.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers' compensation.

             The Company is partially self-insured for workers' compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers' compensation and general liability. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers' compensation.

             Insurance reserves, other than health insurance reserves, are determined using actuarial estimates from an independent third party. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. In management's opinion, the insurance reserves at December 29, 2002 are sufficient to cover related losses.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          Other Accrued Liabilities

             Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, store operating expenses, deferred gains on store sales, liabilities relating to the fair value of derivatives, deferred compensation liabilities and, at December 30, 2001, a consulting fee payable to our former majority stockholder (Note 7). Gains on store sales that are financed by the Company with a note receivable are deferred and are recognized in income as the related note receivable payments are received.

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

          Revenue Recognition

             Domestic Company-owned store revenues are comprised of retail sales through Company-owned stores located in the contiguous U.S. and are recognized when the items are delivered to or carried out by customers.

             Domestic franchise revenues are primarily comprised of royalties and, to a lesser extent, fees and other income from franchisees with operations in the contiguous U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

             Domestic distribution revenues are primarily comprised of sales of food, equipment and supplies to franchised stores located in the contiguous U.S. Revenues from the sales of food are recognized upon delivery of the food to franchisees while revenues from the sales of equipment and supplies are recognized upon shipment of the related products to franchisees.

             International revenues are primarily comprised of sales of food, and royalties and fees from foreign, Alaskan and Hawaiian franchisees and are recognized consistently with the policies applied for revenues generated in the contiguous U.S.

          Advertising

             Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $38.1 million, $35.3 million and $36.0 million during 2000, 2001 and 2002, respectively.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

             Domestic Stores (Note 8) are required to contribute a certain percentage of sales to the Domino's National Advertising Fund, Inc. (DNAF), a not-for-profit subsidiary that administers the Domino's Pizza system's national and local advertising activities. Included in advertising expense was national advertising contributions from Company-owned stores to DNAF of approximately $11.3 million, $10.9 million and $11.3 million in 2000, 2001 and 2002, respectively. DNAF also received national advertising contributions from franchisees of approximately $68.1 million, $73.6 million and $76.5 million during 2000, 2001 and 2002, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

          Derivative Instruments

             During 1999, the Company entered into two interest rate swap agreements (the 1999 Swap Agreements) to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under the 1998 Agreement (Note 2) to a fixed rate of 5.12% beginning in January 1999 and continuing through December 2001, in an effort to reduce the impact of interest rate changes on income. The total notional amount under the 1999 Swap Agreements was initially $179.0 million and decreased over time to a total notional amount of $167.0 million in December 2001. The 1999 Swap Agreements expired on December 31, 2001.

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

             During 2001 and 2002, the Company entered into several interest rate agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under the 1998 Agreement and the 2002 Agreement to various fixed rates, in an effort to reduce the impact of interest rate changes on income. The Company has designated all of these agreements as cash flow hedges. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense. These agreements are summarized as follows:

                                                 Total
                                               Notional
                         Derivative             Amount                     Term                          Rate
                  ---------------------      -------------        ----------------------------      ----------------
                  Interest Rate Collar       $70.0 million            June 2001 - June 2003          3.86% - Floor
                                                                                                    6.00% - Ceiling

                  Interest Rate Swap         $70.0 million            June 2001 - June 2004             4.90%

                  Interest Rate Swap         $35.0 million       September 2001 - September 2003        3.645%

                  Interest Rate Swap         $35.0 million       September 2001 - September 2004        3.69%

                  Interest Rate Swap         $75.0 million           August 2002 - June 2005            3.25%

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

             At December 29, 2002, the fair value of all of the Company's derivative instruments is a net liability of approximately $7.9 million, of which $6.0 million is included in current other accrued liabilities and $1.9 million is included in long-term other accrued liabilities.

          New Accounting Pronouncements

             In April 2002, the Financial Accounting Standards Board (FASB)
              issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections", which, among other things, eliminates the requirement to report certain extinguishments of debt as extraordinary items. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Company adopted SFAS No. 145 effective December 31, 2001. Accordingly, the gain on extinguishment of debt of approximately $181,000 (net of tax provision of approximately $111,000) in 2000 and loss on extinguishment of debt of approximately $327,000 (net of tax benefit of approximately $207,000) in 2001, both previously recorded as extraordinary, have been reclassified in the accompanying statements of income.

             In November 2002, the FASB issued FASB Interpretation No. 45
              "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5 "Accounting for Contingencies", relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The interpretation's guidance is required to be followed beginning in fiscal 2003 and is not expected to have a material effect on the Company's results of operations or financial condition.

          Supplemental Disclosures of Cash Flow Information

             The Company paid interest of approximately $69.9 million, $60.6 million and $51.8 million during 2000, 2001 and 2002, respectively. Cash paid for income taxes was approximately $8.7 million, $11.4 million and $24.0 million in 2000, 2001 and 2002, respectively.

             The Company financed the sale of certain Company-owned stores to franchisees with notes totaling approximately $5.6 million, $7.0 million and $811,000 in 2000, 2001 and 2002, respectively, including $4.4 million of notes to a former minority Parent stockholder in 2000 and $450,000 of notes to a former minority Parent stockholder in 2002.

             During 2001, the Company distributed approximately $1.8 million of accounts receivable to the Parent.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          Use of Estimates

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

          Reclassifications

             Certain amounts from fiscal 2000 and 2001 have been reclassified to conform to the fiscal 2002 presentation.

(2) FINANCING ARRANGEMENTS

           At December 30, 2001 and December 29, 2002, long-term debt consisted of the following (in thousands):

                                                                   2001           2002
                                                                -----------    -------
              2002 Agreement - Term Loan                        $        -       $363,175
              1998 Agreement - Term Loan A                         139,114              -
              1998 Agreement - Term Loan B                         127,563              -
              1998 Agreement - Term Loan C                         127,965              -
              Other borrowings                                       1,047            408
              Senior subordinated notes, 10 3/8%                   259,000        238,440
                                                                ----------       --------
                                                                   654,689        602,023
              Less- current portion                                 43,157          2,843
                                                                ----------       --------
                                                                $  611,532       $599,180
                                                                ==========       ========

             On December 21, 1998, Domino's and a subsidiary entered into a credit agreement (the 1998 Agreement) with a consortium of banks primarily to finance a portion of the Recapitalization, to repay existing indebtedness under a previous credit agreement and to provide available borrowings for use in the normal course of business. The 1998 Agreement consisted of a $100 million revolving credit facility and three term loans (Term Loan A, Term Loan B and Term Loan C, respectively) totaling $445 million in aggregate initial borrowings.

             Effective July 29, 2002, the Company entered into a new credit agreement (the 2002 Agreement) with a consortium of banks and used the proceeds to repay borrowings outstanding under the 1998 Agreement. The 2002 Agreement contains more favorable interest rate margins and improved flexibility as compared to the 1998 Agreement. The 2002 Agreement provides the following credit facilities: a term loan (the Term Loan) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 2002 Agreement are $465 million.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           The 2002 Agreement provides borrowings of $365 million under the Term
              Loan. The Term Loan was initially fully borrowed. Borrowings under the Term Loan bear interest, payable at least quarterly, at either
              (i) the higher of (a) the specified bank's prime rate (4.25% at December 29, 2002) and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 1.50%, or (ii) the Eurodollar rate (1.80% at December 29, 2002) plus an applicable margin of between 2.25% to 2.50%, with margins determined based upon the Company's ratio of indebtedness to earnings before interest, taxes, depreciation and amortization (EBITDA) (Note 8), as defined. At December 29, 2002, the Company's effective borrowing rate was 4.30% for the Term Loan. As of December 29, 2002, all borrowings under the Term Loan were under a Eurodollar contract with an interest period of 90 days. The 2002 Agreement requires Term Loan principal payments of $3.65 million per year during the first five years of the agreement with equal quarterly payments totaling $346.75 million in the final year of the agreement. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2008.

           The 2002 Agreement also provides for borrowings of up to $100 million under the Revolver, of which up to $60 million is available for letter of credit advances. Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the specified bank's prime rate and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 0.50% to 1.50%, or (ii) the Eurodollar rate plus an applicable margin of between 1.50% to 2.50%, with margins determined based upon the Company's ratio of indebtedness to EBITDA, as defined. The Company also pays a commitment fee on the unused portion of the Revolver ranging from 0.375% to 0.50%, determined based upon the Company's ratio of indebtedness to EBITDA, as defined. At December 29, 2002, the commitment fee for such unused borrowings is 0.50%. The fee for letter of credit amounts outstanding ranges from 1.50% to 2.50%. At December 29, 2002, the fee for letter of credit amounts outstanding is 2.50%. At December 29, 2002, there is $82.1 million in available borrowings under the Revolver, with $17.9 million of letters of credit outstanding. The Revolver expires in June 2007.

           The borrowings under the 2002 Agreement are guaranteed by the Parent, are jointly and severally guaranteed by each of Domino's domestic subsidiaries, and are secured by substantially all of the assets of the Company.

           The 2002 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage, as defined in the 2002 Agreement. At December 29, 2002, the Company is in compliance with its covenants. The 2002 Agreement also restricts the Company's ability to pay dividends on or redeem or purchase the Company's capital stock, incur additional indebtedness, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           On December 21, 1998, the Company issued $275 million of 10 3/8%
              Senior Subordinated Notes due 2009 (the Notes) requiring semi-annual interest payments, which began July 15, 1999. Before January 15, 2004, the Company may, at a price above par, redeem all, but not part, of the Notes if a change in control occurs, as defined in the Notes. Beginning January 15, 2004, the Company may redeem some or all of the Notes at fixed redemption prices, ranging from 105.19% of par in 2004 to 100% of par in 2007 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase Notes tendered at the option of the holders at a fixed price. The Notes are guaranteed by certain Domino's subsidiaries (non-guarantor subsidiaries do not represent a significant amount of revenues and assets) and are subordinated in right of payment to all existing and future senior debt of the Company.

           The indenture related to the Notes restricts the Company and certain subsidiaries from, among other restrictions, paying dividends or redeeming equity interests, with certain specified exceptions, unless a minimum fixed charge coverage ratio is met and, in any event, such payments are limited to 50% of the Company's cumulative net income from January 4, 1999 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

           As of December 29, 2002, management estimates the fair value of the Notes to be approximately $259.3 million. The carrying amounts of the Company's other debt approximate fair value.

           In 2000, the Company amended the 1998 Agreement whereby an amount not to exceed $30.0 million was made available for the early retirement of Notes at the Company's option. With the execution of the 2002 Agreement, an additional amount not to exceed $30.0 million was made available for the early retirement of Notes at the Company's option. In 2000, 2001 and 2002, the Company retired $10.0 million, $6.0 million and $20.6 million, respectively, of the Notes through open market transactions using funds generated from operations. These retirements resulted in an after-tax gain of approximately $181,000 in 2000 and after-tax losses of approximately $327,000 in 2001, and $1.7 million in 2002. These items include approximately $583,000, $317,000 and $944,000 in deferred financing cost amortization expense in 2000, 2001 and 2002, respectively, and $207,000 in 1998 Agreement amendment fees in 2000. As of December 29, 2002, the Company had $23.0 million remaining under the 2002 Agreement for future Notes repurchases.

           At December 29, 2002 an affiliate of a stockholder of the Parent had Term Loan holdings of $42.9 million and Notes holdings of $16.5 million. Interest expense to this affiliate related to the 1998 Agreement, the 2002 Agreement and the Notes was approximately $3.4 million, $3.8 million, and $2.0 million in 2000, 2001 and 2002, respectively.

           As of December 29, 2002, maturities of long-term debt are as follows
              (in thousands):

                 2003                                             $    2,843
                 2004                                                  4,620
                 2005                                                  3,683
                 2006                                                  3,683
                 2007                                                 88,545
                 Thereafter                                          498,649
                                                                  ----------
                                                                  $  602,023
                                                                  ==========

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(3) COMMITMENTS AND CONTINGENCIES

          Lease Commitments

             The Company leases equipment, vehicles, retail store and
               distribution center locations and its corporate headquarters under operating leases with expiration dates through 2018. Rent expenses totaled approximately $23.1 million, $23.4 million and $25.5 million during 2000, 2001 and 2002, respectively. As of December 29, 2002, the future minimum rental commitments for all noncancellable leases, which include approximately $54.6 million in commitments to related parties and is net of approximately $4.8 million in future minimum rental commitments which have been assigned to certain franchisees, are as follows (in thousands):

                         2003                                       $  32,291
                         2004                                          22,544
                         2005                                          23,473
                         2006                                          18,566
                         2007                                          15,165
                         Thereafter                                    65,653
                                                                    ---------
                                                                    $ 177,692
                                                                    =========

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

(4) INCOME TAXES

             The Parent files a consolidated Federal income tax return which includes the Company's operations. For financial reporting purposes and in accordance with a tax-sharing agreement, the Company accounts for income taxes as if it files its own consolidated Federal income tax return.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company's consolidated income tax provision for 2000, 2001 and 2002 are as follows (in thousands):

                                                                                    2000          2001          2002
                                                                                ------------  ------------  --------
             Federal income tax provision based on the
                 statutory rate                                                    $14,487       $21,100       $33,758
             State and local income taxes, net of related Federal
                 income taxes                                                          906         1,588         1,908
             Non-resident withholding and foreign income
                 taxes                                                               3,382         3,726         3,829
             Foreign tax and other tax credits                                      (3,709)       (4,158)       (4,506)
             Losses attributable to foreign subsidiaries                               389           281           325
             Non-deductible expenses                                                   351           498           471
             Other                                                                     378           471             4
                                                                                   -------       -------       -------
                                                                                   $16,184       $23,506       $35,789
                                                                                   =======       =======       =======

           The components of the 2000, 2001 and 2002 provision for income taxes are as follows (in thousands):

                                                                                    2000          2001          2002
                                                                               -----------    -----------   --------
             Provision for Federal income taxes-
                 Current provision                                                 $ 4,084       $11,674       $18,685
                 Deferred provision                                                  7,324         5,663        10,340
                                                                                   -------       -------       -------
                  Total provision for Federal income taxes                          11,408        17,337        29,025

             Provision (benefit) for state and local income taxes-
                 Current provision                                                   5,725         4,005         1,004
                 Deferred provision (benefit)                                       (4,331)       (1,562)        1,931
                                                                                   -------       -------       -------
                  Total provision for state and local income taxes                   1,394         2,443         2,935

             Provision for non-resident withholding and
                 foreign income taxes                                                3,382         3,726         3,829
                                                                                   -------       -------       -------
                                                                                   $16,184       $23,506       $35,789
                                                                                   =======       =======       =======

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           As of December 30, 2001 and December 29, 2002, the significant components of net deferred income taxes are as follows (in thousands):

                                                                                             2001           2002
                                                                                          -----------    ---------
              Deferred Federal income tax assets-
                   Step-up of basis on subsidiaries sale of certain assets                   $38,828        $35,580
                   Covenants not-to-compete                                                   13,956         12,789
                   Insurance reserves                                                          4,395          6,996
                   Other accruals and reserves                                                 7,635          6,599
                   Bad debt reserves                                                           3,220          2,465
                   Depreciation, amortization and asset basis differences                      3,717              -
                   Deferred gains                                                              2,503          1,310
                   Derivatives liability                                                       1,130          2,925
                   Foreign net operating loss carryovers                                       3,370          4,481
                   Other                                                                       1,285          1,124
                                                                                             -------        -------
                                                                                              80,039         74,269
                                                                                             -------        -------
                   Valuation allowance on foreign net operating loss carryovers               (3,370)        (4,481)
                                                                                             -------        -------
                            Total deferred Federal income tax assets                          76,669         69,788
                                                                                             -------        -------
              Deferred Federal income tax liabilities-
                   Capitalized software                                                        7,187          6,893
                   Depreciation, amortization and asset basis differences                          -          1,962
                   Other                                                                           4              -
                                                                                             -------        -------
                            Total deferred Federal income tax liabilities                      7,191          8,855
                                                                                             -------        -------
              Net deferred Federal income tax asset                                           69,478         60,933

              Net deferred state and local income tax asset                                    8,094          6,163
                                                                                             -------        -------
              Net deferred income taxes                                                      $77,572        $67,096
                                                                                             =======        =======

           As of December 30, 2001, the classification of net deferred income taxes is summarized as follows (in thousands):

                                                                        Current        Long-term       Total
                                                                        -------        ---------       -----
             Deferred tax assets                                         $9,330         $75,433        $84,763
             Deferred tax liabilities                                         -          (7,191)        (7,191)
                                                                         ------         -------        -------
              Net deferred income taxes                                  $9,330         $68,242        $77,572
                                                                         ======         =======        =======

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

           As of December 29, 2002, the classification of net deferred income taxes is summarized as follows (in thousands):


                                             Current     Long-term       Total
                                             -------     ---------      -------
           Deferred tax assets                $6,809      $69,142       $75,951
           Deferred tax liabilities                -       (8,855)       (8,855)
                                              ------      -------       -------
           Net deferred income taxes          $6,809      $60,287       $67,096
                                              ======      =======       =======



           Realization of the Company's deferred tax assets is dependent upon many factors, including, but not limited to, the Company's ability to generate sufficient taxable income. Although realization of the Company's net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. As of December 29, 2002, the Company has approximately $4.5 million of foreign loss carryovers expiring from 2004 through 2007 for which a valuation allowance has been provided.

(5) EMPLOYEE BENEFITS

           The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of the first 6% of employee contributions per participant. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.2 million, $2.3 million and $2.4 million for 2000, 2001 and 2002, respectively.

           The Company has established a nonqualified deferred compensation plan available for the members of the Company's leadership team and certain other key employees. Under this plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and has not contributed to this plan during 2000, 2001 and 2002.

(6) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

           The Company is a party to letters of credit with off-balance sheet risk. The Company's exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit as of December 29, 2002 are $17.9 million. At December 30, 2001, $2.5 million of letters of credit were included in current other accrued liabilities.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(7)  RELATED PARTY TRANSACTIONS

       Leases

          The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by our former majority Parent stockholder. Total lease expense related to this lease was $4.4 million, $4.5 million and $4.6 million for 2000, 2001 and 2002, respectively.

          At December 29, 2002, aggregate future minimum lease commitments under this lease are as follows (in thousands):

                2003                                               $  4,544
                2004                                                      -
                2005                                                  5,033
                2006                                                  5,108
                2007                                                  5,236
                Thereafter                                           34,716
                                                                   --------
                                                                   $ 54,637
                                                                   ========

       Distributions

          During the normal course of business, the Company may make discretionary distributions to the Parent.

          During 2001, the Company distributed approximately $2.7 million to the Parent, which used the proceeds to satisfy Recapitalization-related obligations to our former majority Parent stockholder and certain members of his family.

          During 2002, the Company distributed approximately $9.9 million to the Parent, which primarily used the proceeds to repurchase Parent stock.

       Consulting Agreement

          As part of the Recapitalization, the Company entered into a $5.5 million, ten-year consulting agreement with our former majority Parent stockholder. The Company paid $500,000 in each of 2000 and 2001 under this agreement. During 2002, the Company and our former majority Parent stockholder mutually agreed to terminate the consulting agreement. The Company paid $2.9 million to our former majority Parent stockholder to effect such termination.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

       Covenant Not-to-Compete

          As part of the Recapitalization, the Parent entered into a covenant not-to-compete with our former majority Parent stockholder. The Parent contributed this asset to the Company in 1998. Amortization expense for this covenant not-to-compete was provided using an accelerated method over a three-year period and was approximately $10.9 million and $5.3 million in 2000 and 2001, respectively. As of December 30, 2001, this asset was fully amortized.

       Management Agreement and Consulting Services

          As part of the Recapitalization, the Parent and its subsidiaries
            (collectively, the Group) entered into a management agreement with an affiliate of a stockholder of the Parent to provide the Group with certain management services. The Company is committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The Company incurred and paid $2.0 million for management services in each of 2000, 2001 and 2002, respectively. These amounts are included in general and administrative expense. Furthermore, the Group must allow the affiliate to participate in the negotiation and consummation of future senior financing for any acquisition or similar transaction and pay the affiliate a fee, as defined in the management agreement.

       Stockholder Indemnification of Legal Settlement

          In 2000, the Company settled a lawsuit that was outstanding at January
            2, 2000 in which the Company agreed to pay the plaintiffs $5.0 million for a full release of all related claims. This amount was recorded in general and administrative expense in 1999. The Company also recorded a related $1.8 million benefit for income taxes. Additionally, our former majority Parent stockholder agreed to indemnify the Parent and paid the Parent $4.0 million and $521,000 in 2000 and 2002, respectively. The Parent then contributed these amounts to the Company. The Company recorded the $4.0 million and $521,000 as capital contributions in 1999 and 2002, respectively. The former majority Parent stockholder has no further obligation to the Company under the related indemnification agreement.

       Financing Arrangements

          As part of the 2002 Agreement, the Company paid approximately $2.3 million of financing costs to an affiliate of a Parent stockholder. A separate affiliate is counterparty to the $70.0 million interest rate collar agreement (Note 1).

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(8)  SEGMENT INFORMATION

          The Company has three reportable segments as determined by management using the "management approach" as defined in SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information": (1) Domestic Stores, (2) Domestic Distribution, and
            (3) International. The Company's operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes Company operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company's regional distribution centers. The International segment primarily includes Company operations related to its franchising business in foreign and non-contiguous United States markets and its food distribution business in Canada, France, the Netherlands, Alaska and Hawaii.

          The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on EBITDA.

          The tables below summarize the financial information concerning the Company's reportable segments for 2000, 2001 and 2002. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The "Other" column as it relates to EBITDA and income from operations information below primarily includes corporate administrative costs. The "Other" column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

                                 Domestic       Domestic                     Intersegment
                                  Stores     Distribution    International     Revenues            Other            Total
                                 --------    ------------    -------------   ------------        ---------       ----------
        Revenues-
             2000               $ 498,579     $ 707,224        $63,405          $(103,128)       $      -       $ 1,166,080
             2001                 496,384       796,808         69,995           (104,906)              -         1,258,281
             2002                 517,200       779,684         81,762           (103,666)              -         1,274,980

        EBITDA-
             2000               $ 120,940     $  35,681        $15,190              N/A          $(24,515)      $   147,296
             2001                 126,569        44,323         16,346              N/A           (25,077)          162,161
             2002                 137,626        49,953         25,910              N/A           (24,227)          189,262

        Income from
           Operations-
             2000               $ 109,713     $  30,123        $14,422              N/A          $(41,029)      $   113,229
             2001                 114,253        38,068         15,162              N/A           (40,595)          126,888
             2002                 126,714        43,155         25,141              N/A           (38,776)          156,234

        Capital
           Expenditures-
             2000               $  17,439     $   7,720        $ 1,393              N/A          $ 11,351       $    37,903
             2001                  15,984         6,949            352              N/A            17,321            40,606
             2002                  26,218         7,690            722              N/A            19,301            53,931

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

          The following table reconciles total EBITDA to consolidated income before provision for income taxes:

                                                                           2000         2001          2002
                                                                        ----------   ----------    ----------
               Total EBITDA                                             $  147,296   $  162,161    $  189,262
               Depreciation and amortization                               (33,604)     (33,092)      (28,273)
               Interest income                                               3,961        1,778           537
               Interest expense                                            (75,800)     (68,380)      (60,321)
               Losses on sale/disposal of assets and other                  (1,338)      (1,964)       (2,919)
               Gain (loss) on debt extinguishment                              875         (217)       (1,836)
                                                                        ----------   ----------    ----------
               Income before provision for income taxes                 $   41,390   $   60,286    $   96,450
                                                                        ==========   ==========    ==========

          The following table summarizes the Company's identifiable asset information as of December 30, 2001 and December 29, 2002:

                                                                                        2001          2002
                                                                                     ----------    ----------
               Domestic Stores                                                       $   87,972    $  120,242
               Domestic Distribution                                                     90,564        94,460
                                                                                     ----------    ----------
               Total Domestic Assets                                                    178,536       214,702
               International                                                             19,624        23,167
               Unallocated                                                              204,438       156,327
                                                                                     ----------    ----------
               Total Consolidated Assets                                             $  402,598    $  394,196
                                                                                     ==========    ==========

          Unallocated assets primarily include cash and cash equivalents, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and, in 2001, assets relating to the fair value of derivatives.

          Significantly all of the Company's goodwill is included in the Domestic Stores segment.

(9)   ACQUISITION

          On February 25, 2002, the Company purchased the assets of 83 Domino's
            Pizza stores (the Arizona Stores) from our former franchisee in Arizona using funds generated from operations. The Company paid approximately $21.5 million to acquire these assets. The results of the Arizona Stores' operations have been included in the Domestic Stores segment in the consolidated financial statements since that date.

                         DOMINO'S, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

(10) PERIODIC FINANCIAL DATA (Unaudited, in thousands)

          The Company's convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consist of twelve weeks while the last fiscal quarter consists of sixteen weeks.

                                                                                                           For the Fiscal
                                                          For the Fiscal Quarter Ended                       Year Ended
                                          -----------------------------------------------------------      --------------
                                           March 25,    June 17,      September 9,       December 30,        December 30,
                                             2001         2001            2001              2001                 2001
                                           ---------   ---------      ------------       ------------      --------------
         Total revenues                    $287,631     $283,752        $289,456           $397,442            $1,258,281

         Income before provision
            for income taxes                 12,846       14,540          13,003             19,897                60,286

         Net income                           7,809        8,876           7,932             12,163                36,780

                                                                                                           For the Fiscal
                                                          For the Fiscal Quarter Ended                       Year Ended
                                          -----------------------------------------------------------      --------------
                                           March 24,    June 16,      September 8,       December 29,        December 29,
                                             2002         2002            2002              2002                 2002
                                           ---------   ---------      ------------       ------------      --------------
         Total revenues                    $308,056     $294,062        $277,060           $395,802            $1,274,980

         Income before provision
            for income taxes                 25,246       17,155          17,146             36,903                96,450

         Net income                          15,905       10,809          10,801             23,146                60,661

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     In a meeting held on March 15, 2002, the Audit Committee of the Company's Board of Directors recommended that the Board of Directors not renew Arthur Andersen LLP's ("Andersen") engagement as independent auditor for fiscal year 2002 and recommended that the Company engage PricewaterhouseCoopers LLP ("PwC") as independent auditor. The Board of Directors instructed the Company to effect such actions as soon as reasonably practicable. On March 21, 2002, the Company notified Andersen that it would not renew its engagement as independent auditor for fiscal year 2002 and appointed PwC as its new independent auditor.

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

     The Company provided Andersen with a copy of the foregoing disclosure.
Exhibit 16.1 is a copy of Andersen's letter, dated March 22, 2002, stating its agreement with such statements.

     During the years ended December 30, 2001 and December 31, 2000 and through March 21, 2002, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

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

          Name                     Age
          ----                     ---
David A. Brandon* ..............    50
Andrew B. Balson ...............    36
Dennis F. Hightower ............    61
Mark E. Nunnelly ...............    44
Robert M. Rosenberg ............    65
Robert Ruggiero, Jr. ...........    43

*Chairman of the Board of Directors

     The following is a list of each person who is a Named Executive Officer of one or more of Domino's, TISM and Domino's Pizza. The executive officers of TISM, Domino's and Domino's Pizza are elected by and serve at the discretion of their respective Board of Directors.

          Name                      Age                               Position
          ----                      ---                               --------
David A. Brandon ...............     50    Chief Executive Officer of each of TISM, Domino's and Domino's
                                           Pizza
Harry J. Silverman .............     44    Chief Financial Officer, Executive Vice President ("EVP"), Finance
                                           of Domino's Pizza; Vice President of each of TISM and Domino's
Michael D. Soignet .............     43    EVP, Maintain High Standards - Distribution of Domino's Pizza
Patrick W. Knotts ..............     48    EVP, Flawless Execution - Domestic Stores of Domino's Pizza
J. Patrick Doyle ...............     39    EVP, International of Domino's Pizza

     David A. Brandon has served as Chairman, Chief Executive Officer and as a Director of each of TISM and Domino's since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino's Pizza since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis Communications, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis Communications, Inc. from 1997 to 1998. Mr. Brandon serves on the Board of Directors of The TJX Companies, Inc. Mr. Brandon also serves on the Board of Regents for the University of Michigan.

     Andrew B. Balson has served as a Director of each of TISM and Domino's since March 1999. Mr. Balson has been a Managing Director of Bain Capital, an investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998, prior to which he was an Associate from 1996 to 1998. From 1994 to 1996, Mr. Balson was a consultant at Bain & Company. Mr. Balson serves on the Board of Directors of a number of private companies.

     Dennis F. Hightower has served as a Director of each of TISM and Domino's and serves as the Chair of the Audit Committee of the Board of Directors of Domino's since February 2003. Mr. Hightower served as Chief Executive Officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from June 2000 to February 2001. He was Professor of Management at the Harvard Business School from July 1997 to June 2000 and a Senior Lecturer from July 1996 to July 1997. He was previously employed by The Walt Disney Company, serving as President of Walt Disney Television & Telecommunications, President-Disney Consumer Products (Europe, Middle East and Africa), and related executive positions in Europe. He is a director of The Gillette Company, Northwest Airlines, Inc., The TJX Companies, Inc., PanAmSat Corporation and Phillips-Van Heusen Corporation.

     Mark E. Nunnelly has served as a Director of TISM since December 1998 and as a Director of Domino's since February 1999. Mr. Nunnelly has been a Managing Director of Bain Capital since 1990. Prior to that time, Mr. Nunnelly was a Partner of Bain & Company, where he managed several relationships in the manufacturing sector, and was employed by Procter & Gamble Company Inc., a consumer products company, in product management. Mr. Nunnelly serves on the Board of Directors of CTC Communications, Inc. and DoubleClick, Inc., as well as a number of private companies.

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

     Robert Ruggiero, Jr. has served as a Director of each of TISM and Domino's since February 2003. Mr. Ruggiero is a partner of J.P. Morgan Partners, LLC and has been an investment professional with J.P. Morgan Partners LLC, and its predecessor companies, since 1996. Mr. Ruggiero, Jr. serves on the Board of Directors of a number of private companies.

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

     Patrick W. Knotts has served as Executive Vice President of Flawless Execution - Domestic Stores of Domino's Pizza since June 2001. Mr. Knotts was Executive Vice President of Flawless Execution - Corporate of Domino's from January 2001 to June 2001. Mr. Knotts served as Senior Vice President of Operations for Mrs. Fields Original Cookie, Inc., a retail food service company, from September 1996 to January 2001. Mr. Knotts served in various positions, including Executive Vice President of Operations, at Midial S.A. U.S. Retail Group from January 1992 to September 1996.

     J. Patrick Doyle has served as Executive Vice President of International of Domino's Pizza since May 1999 and as interim Executive Vice President, Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino's Pizza in 1997 until May 1999. From 1991 to 1997, Mr. Doyle served as Vice President and General Manager of Gerber Products Company for the United States baby food business and as Vice President and General Manager of their Canadian subsidiary.

     Christopher C. Behrens and Robert F. White resigned as members of the Board of Directors of each of TISM and Domino's effective February 25, 2003. There were no disagreements with management.

Item 11.  Executive Compensation.

     The following table sets forth information concerning the compensation for the fiscal year ended December 29, 2002 of David A. Brandon, Chairman and Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                      Long- Term
                                                  Annual Compensation                Compensation
                                       -------------------------------------------   ------------
                                                                       Other          Securities
        Name and                                                      Annual          Underlying       All Other
  Principal Position          Year        Salary         Bonus      Compensation(1)   Options(2)    Compensation(3)
  ------------------          ----        ------         -----      ---------------   ----------    ---------------
David A. Brandon              2002       $600,000     $1,200,000         $59,454         250,000       $20,863
  Chairman and Chief          2001        600,000      1,100,000               -               -         1,575
  Executive Officer           2000        600,000        805,000               -               -         1,575

Harry J. Silverman            2002        310,000        510,000               -          50,000         6,700
  Chief Financial             2001        310,000        550,000               -               -         6,173
  Officer, Executive          2000        309,122        345,696               -               -         4,956
  Vice President

Michael D. Soignet            2002        285,000        470,000               -          50,000         7,594
  Executive Vice              2001        285,000        505,000               -               -         6,143
  President                   2000        284,185        300,692               -               -         4,346

Patrick W. Knotts             2002        285,000        465,000               -          50,000         5,453
  Executive Vice              2001        268,558        500,000               -         150,000        33,015
  President (4)

J. Patrick Doyle              2002        260,000        415,000               -          40,000         5,768
  Executive Vice              2001        260,000        455,000               -               -         6,080
  President                   2000        241,885        275,473               -               -         6,017

(1) This amount primarily represents amounts related to the use of the Company's airplane.

(2)  The options are for the purchase of Class A-3 Common Stock of TISM.

(3) These amounts primarily represent contributions made under our 401(k) plan, relocation expenses, automobile allowances, reimbursement for certain medical bills and term life insurance premiums paid by the Company for the benefit of the Named Executive Officers.

(4)  Mr. Knotts was hired in January 2001.

Option Grants

     The following table sets forth information concerning TISM Class A-3 Common Stock ($0.01 par value, per share) options granted to Named Executive Officers during the 2002 fiscal year.

                                                                                                Potential Realizable Value at
                                                Percent of Total                                Assumed Annual Rates of Stock
                             Number of         Options Granted to     Exercise                  Price Appreciation for Option
                       Securities Underlying      Employees in         Price       Expiration              Term (2)
        Name            Options Granted (1)        Fiscal Year       ($/Share)        Date            5%             10%
        ----            -------------------        -----------       ---------        ----            --             ---
David A. Brandon              250,000                 21.8%            $3.50         1/1/12          550,283       1,394,525
Harry J. Silverman             50,000                  4.4%            $3.50         1/1/12          110,057         278,905
Michael D. Soignet             50,000                  4.4%            $3.50         1/1/12          110,057         278,905
Patrick W. Knotts              50,000                  4.4%            $3.50         1/1/12          110,057         278,905
J. Patrick Doyle               40,000                  3.5%            $3.50         1/1/12           88,045         223,124

(1) Options were awarded by the Board of Directors under the TISM, Inc. Stock Option Plan. Options granted are generally granted at fair value of the underlying stock, as determined by the Board of Directors, expire ten years from the date of grant and vest within five years from the grant date. All options vest immediately in the event of a change in control, as defined.

(2) Assumed annual appreciation rates are established by regulations and are not a forecast of future appreciation. The amounts shown are pre-tax and assume the options will be held throughout the entire ten-year term. If TISM's Class A-3 Common Stock does not increase in value after the grant date of the options, the options are valueless.

Option Exercises and Fiscal Year-End Values

     The following table sets forth certain information concerning the number and value of unexercised stock options of TISM held by each of the Named Executive Officers as of December 29, 2002.

                         FISCAL YEAR-END OPTIONS VALUES

                                                               Number of Securities              Value of Unexercised
                                                              Underlying Unexercised            In-The-Money Options At
                                                           Options At Fiscal Year-End (1)         Fiscal Year-End (2)
                                       Shares Acquired     ------------------------------         -------------------
        Name                             on Exercise       Exercisable      Unexercisable     Exercisable   Unexercisable
        ----                             -----------       -----------      -------------     -----------   -------------
David A. Brandon                              -              605,006          1,157,510        $3,751,040      $6,426,560
Harry J. Silverman                            -              451,111            160,000         3,002,553         842,000
Michael D. Soignet                            -              411,111            150,000         2,754,553         780,000
Patrick W. Knotts                             -               30,000            170,000           186,000         904,000
J. Patrick Doyle                              -              200,000             90,000         1,240,000         438,000

(1) The numbers reported reflect that Messrs. Brandon, Silverman, Soignet, Knotts and Doyle each have the option to purchase TISM Class A-3 Common Stock. Mr. Brandon has the option to purchase 1,762,516 Class A-3 shares. Mr. Silverman has the option to purchase 600,000 Class A-3 shares. Mr. Soignet has the option to purchase 550,000 Class A-3 shares. Mr. Knotts has the option to purchase 200,000 Class A-3 shares. Mr. Doyle has the option to purchases 290,000 Class A-3 shares. Additionally, Messrs. Silverman and Soignet each have the option to purchase 11,111 of TISM Class L Common Stock. The Class L options are fully vested as of December 29, 2002. The in-the-money value reported for Messrs. Silverman and Soignet include an estimate of fair value on the Class L Common Stock equal to the 12% priority return compounded quarterly from the date of grant until December 29, 2002.

(2) There was no public trading market for the Class A-3 Common Stock of TISM as of December 29, 2002. Accordingly, these values have been calculated on the basis of the estimated fair market value of such securities on December 29, 2002, as determined by the Board of Directors, less applicable exercise prices.

Compensation of Directors

      TISM and Domino's reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, TISM and Domino's may compensate independent members of the Board of Directors for services provided in such capacity. In April 1999, Mr. Rosenberg, an independent Director, was granted options for 55,555 shares of TISM Class A-3 Common Stock. These options vest 20% annually beginning on March 31, 2000. As of December 29, 2002, these options were still held by Mr. Rosenberg. Mr. Rosenberg was also paid $10,000 per year in 2002, 2001 and 2000 for his service to the Board of Directors.

      Mr. Hightower, an independent Director appointed in February 2003, was granted options for 7,500 shares of TISM Class A-3 Common Stock, 100% of which will vest and become exercisable on February 25, 2004. Mr. Hightower, who chairs the Audit Committee of the Board of Directors, will receive $35,000 per year for his services plus $1,000 per Board of Directors and/or Audit Committee meeting.

      The remaining directors do not receive compensation for their service.

Employment Contracts and Termination of Employment and Change in Control Arrangements

    Employment Agreements

      Mr. Brandon is employed as Chairman and Chief Executive Officer pursuant to a written employment agreement that terminates on December 31, 2003. Under the employment agreement, Mr. Brandon is entitled to receive an annual salary of $600,000 and is eligible for an annual bonus based on achievement of performance objectives. If Mr. Brandon is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for two years.

      Each of the other Named Executive Officers is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and an annual formula bonus based on achievement of Company performance objectives and a discretionary bonus. If the employment of any of the other Named Executive Officers is terminated other than for cause or resigns voluntarily for good reason, the affected Named Executive Officer is entitled to continue to receive his salary for twelve months plus any earned but unpaid bonus.

      If the employment of any of the Named Executive Officers is terminated by reason of physical or mental disability, he is entitled to receive continued salary less the amount of disability income benefits received by him and continued coverage under group medical plans for 18 months. Each of the Named Executive Officers is subject to certain non-competition, non-solicitation and confidentiality provisions.

    Change-of-Control Provisions

      The TISM Stock Option Plan provides that upon a change in control of TISM, the options granted to the Named Executive Officers shall become immediately vested, but exercisable only as to an additional 20% per year. After a change in control, however, should the Named Executive Officer terminate his employment for good cause (as defined) or, if the Company terminates the Named Executive Officer without good reason (as defined), all options shall become immediately exercisable.

    Deferred Compensation Plan

      Domino's Pizza has adopted a deferred compensation plan for the benefit of certain of its executive and managerial employees, including the Named Executive Officers. Under the plan, eligible employees are permitted to defer up to 40% of their compensation. The Company does not match contributions. The amounts under the plan are required to be paid out upon termination of employment or a change in control of Domino's Pizza.

    Senior Executive Deferred Bonus Plan

      Prior to TISM's recapitalization in December 1998, Domino's Pizza entered into bonus agreements with Messrs. Silverman and Soignet. The bonus agreements, as amended, provided for bonus payments, a portion of which were payable in cash upon the closing of the recapitalization and a portion of which were deferred under the Senior Executive Deferred Bonus Plan. Domino's Pizza adopted the Senior Executive Deferred Bonus Plan, effective December 21, 1998, which established deferred bonus accounts for the benefit of the two executives listed above. Domino's Pizza must pay the deferred amounts in each account to the respective executive upon the earlier of (i) a change of control, (ii) a qualified public offering, (iii) the cancellation or forfeiture of stock options held by such executive, or (iv) ten years and 180 days after December 21, 1998. If the plan is terminated, deferred bonus accounts to the participating executives may be paid at that time or may be paid as if the plan had continued to be in effect.

Compensation Committee Interlocks and Insider Participation

      The Company does not have a compensation committee. Compensation decisions for 2002 regarding the Company's executive officers were made by the Board of Directors. Mr. Brandon participated in discussions with the Board of Directors concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

      All of Domino's issued and outstanding common stock is owned by TISM. As of December 29, 2002, the issued and outstanding capital stock of TISM consists of (i) 49,064,405 shares of Class A Common Stock, of which 9,641,874 shares are Class A-1 Common Stock, par value $0.001 per share, 9,866,633 shares are Class A-2 Common Stock, par value $0.001 per share, and 29,555,898 shares are Class A-3 Common Stock, par value $0.001 per share, (ii) 5,422,305 shares of Class L Common Stock, par value $0.001 per share, and (iii) 980,108 shares of 11.5% Cumulative Preferred Stock, par value $0.001 per share, liquidation value $105 per share. Only Class A-1 Common Stock shares have voting rights. The Class L Common Stock is the same as the Class A-1 Common Stock except that the Class L Common Stock is nonvoting and is entitled to a preference over the Class A Common Stock, with respect to any distribution by TISM to holders of its capital stock, equal to the original cost of such share plus an amount which accrues at a rate of 12% per annum, compounded quarterly. The Class L Common Stock is convertible upon an initial public offering, or certain other dispositions, of TISM into Class A Common Stock upon a vote of the Board of Directors of TISM. The Cumulative Preferred Stock has no voting rights except as required by law.

      The following table sets forth information with respect to ownership of TISM Class A-1 Common Stock as of March 15, 2003 (i) by each person known to the Company to own beneficially more than 5% of such class of securities, and (ii) by each Director and Named Executive Officer, and (iii) all Directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

                                                  Amount and Nature of        Percentage of Outstanding
Name and Address                                  Beneficial Ownership            Voting Securities
----------------                                  --------------------            -----------------
Principal Stockholders:

Bain Capital Fund VI, L.P. and Related Funds             4,724,518 (1)                  49.0%
c/o Bain Capital, LLC
111 Huntington Avenue
Boston, Massachusetts 02199

Thomas S. Monaghan                                       2,595,008                      26.9%
24 Frank Lloyd Wright Drive
Ann Arbor, Michigan 48106

Directors and Named Executive Officers:

David A. Brandon*+                                              --                        --

Harry J. Silverman*                                             --                        --

Michael D. Soignet*                                             --                        --

Patrick W. Knotts*                                              --                        --

J. Patrick Doyle*                                               --                        --

Andrew B. Balson+                                        3,996,158 (2)**                41.4%

Dennis F. Hightower+                                            --                        --

Mark E. Nunnelly+                                        4,155,811 (3)**                43.1%

Robert M. Rosenberg+                                            --                        --

Robert Ruggiero, Jr.+                                      944,904 (4)                   9.8%

All Directors and executive                                                             53.2%
officers as a group (16 Persons)

+        Director
*        Named Executive Officer
** Messrs. Balson and Nunnelly are Managing Directors of Bain Capital. Amounts disclosed for Messrs. Balson and Nunnelly are also included above in the amounts disclosed for Bain Capital Fund VI, L.P. and related funds.

(1) Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Bain Capital Fund VI, L.P. ("Fund VI"), whose sole general partner is Bain Capital Partners VI, L.P. ("BCP VI "), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company ("BCI"), (ii) 2,104,694 shares of Class A-1 Common Stock owned by Bain Capital VI Coinvestment Fund, L.P. ("Coinvest Fund"), whose sole general partner is BCP VI, whose sole general partner is BCI, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP Investments PTY Ltd. ("PEP"), a New South Wales company limited by shares for which BCI is Attorney-in-Fact, (iv) 161,215 shares of Class A-1 Common Stock owned by BCIP Associates II ("BCIP II"), whose managing partner is BCI,
         (v) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust Associates II ("BCIP Trust II"), whose managing partner is BCI, (vi) 26,043 shares of Class A-1 Common Stock owned by BCIP Associates II-B ("BCIP II-B"), whose managing partner is BCI, (vii) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust Associates II-B ("BCIP Trust II-B"), whose managing partner is BCI, (viii) 50,349 shares of Class A-1 Common Stock owned by BCIP Associates II-C ("BCIP II-C), whose managing partner is BCI, (ix) 96,419 shares of Class A-1 Common Stock owned by Sankaty High Yield Asset Partners, L.P., whose sole general partner is Sankaty High Yield Asset Investors, LLC, whose sole managing member is Sankaty Investors, LLC, whose sole managing member is Mr. Jonathan S. Lavine, and (x) 385,675 shares of Class A-1 Common Stock owned by Brookside Capital Partners Fund, L.P., whose sole general partner is Brookside Capital Investors, L.P., whose sole general partner is Brookside Capital Management, LLC, whose sole managing member is Mr. Roy Edgar Brakeman, III.

(2) Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Fund VI, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Balson is a member, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Coinvest Fund, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Balson is a member, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP, for which BCI, of which Mr. Balson is a member, is Attorney-in-Fact, (iv) 26,043 shares of Class A-1 Common Stock owned by BCIP II-B, a Delaware general partnership of which Mr. Balson or an entity affiliated with him is a general partner and whose managing partner is BCI, of which Mr. Balson is a member, and (v) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust II-B, a Delaware general partnership of which an entity affiliated with Mr. Balson is a general partner and whose managing partner is BCI, of which Mr. Balson is a member. Mr. Balson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3) Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Fund VI, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Nunnelly is a member, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Coinvest Fund, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Nunnelly is a member, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP, for which BCI, of which Mr. Nunnelly is a member, is Attorney-in-Fact, (iv) 161,215 shares of Class A-1 Common Stock owned by BCIP II, a Delaware general partnership of which Mr. Nunnelly or an entity affiliated with him is a general partner and whose managing partner is BCI, of which Mr. Nunnelly is a member, and (v) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust II, a Delaware general partnership of which an entity affiliated with Mr. Nunnelly is a general partner and whose managing partner is BCI, of which Mr. Nunnelly is a member. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(4) Mr. Ruggiero is an executive officer of the ultimate general partners of J.P. Morgan Partners (BHCA), L.P. (formerly known as Chase Equity Associates, L.P. and hereinafter referred to as "JPMP BHCA"), J.P. Morgan Capital, L.P. (formerly known as J.P. Morgan Capital Corporation and hereinafter referred to as "JPM Capital") and Sixty Wall Street Fund, L.P. (hereinafter referred to as "Sixty WSF"). Mr. Ruggiero is also a partner of J.P. Morgan Partners, LLC, an investment adviser to JPMP BHCA, JPM Capital and Sixty WSF. JPMP BHCA is a member of DP Investors I, LLC which holds 472,452 shares of Class A-1 Common Stock. Each of JPM Capital and Sixty WSF holds 446,834 and 25,618 shares of Class A-1 Common Stock, respectively. Accordingly, Mr. Ruggiero may be deemed the indirect beneficial owner of the voting shares held by JPMP BHCA, JPM Capital and JPM Sixty WSF. Mr. Ruggiero disclaims beneficial ownership of any such shares held by each of JPMP BHCA, JPM Capital and Sixty WSF, except to the extent of his pecuniary interest therein which is not readily determinable because it is subject to several variables including without limitation, the internal rates of returns and vesting of each of JPMP BHCA, JPM Capital and Sixty WSF.

      The following table sets forth information with respect to ownership of TISM, Inc. non-voting securities as of March 15, 2003 by each Named Executive Officer. Under certain circumstances these securities are convertible into voting Class A-1 Common Stock.

                                   Class A-3          Class L
      Name                        Common Stock     Common Stock    Preferred Stock
      ----                        ------------     ------------    ---------------
David A. Brandon                    400,000           44,444              -
Harry J. Silverman                  100,000              -               1,425
Michael D. Soignet                  100,000              -               1,425
Patrick W. Knotts                      -                 -                 -
J. Patrick Doyle                     27,276            3,031               594

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

Management Agreement

      In connection with the Recapitalization, TISM and certain of its subsidiaries entered into a management agreement with Bain Capital Partners VI, L.P. pursuant to which it provides financial, management and operation consulting services. In exchange for such services, Bain Capital Partners VI, L.P. is entitled to an annual management fee of $2.0 million plus the reasonable out-of-pocket expenses of Bain Capital Partners VI, L.P. and its affiliates. In addition, in exchange for assisting the Company in negotiating the senior financing for any recapitalization, acquisition or other similar transaction, Bain Capital Partners VI, L.P. is entitled to a transaction fee equal to 1% of the gross purchase price, including assumed liabilities, for such transaction, irrespective of whether such senior financing is actually committed or drawn upon. The management agreement will continue in effect as long as Bain Capital Partners VI, L.P. continues to provide such services. The management agreement, however, may be terminated (i) by mutual consent of the parties, (ii) by either party following a material breach of the management agreement by the other party and the failure of such other party to cure the breach within thirty days of written notice of such breach or (iii) by Bain Capital Partners VI, L.P. upon sixty days written notice. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners VI, L.P. and its affiliates. Messrs. Balson and Nunnelly are managing directors of Bain Capital, an affiliate of Bain Capital Partners VI, L.P.

Financing Arrangements

      An affiliate of J.P. Morgan Capital Corporation, a TISM stockholder, provided the following services to the Company on terms which we believe are no less favorable than obtainable from an unrelated third party. During 2002 and in connection with the consummation of our new senior credit facility, this affiliate provided financing services for which they were paid approximately $2.3 million in financing fees. This affiliate also receives commitment and letters of credit fees for their ratable portion of the senior credit facility. A separate affiliate is also counterparty to our $70.0 million interest rate collar agreement which expires in June 2003. Mr. Ruggiero is a partner of J.P. Morgan Partners, LLC, an affiliate of J.P. Morgan Capital Corporation.

Shareholder Indemnification of Legal Settlement

      In 2000, the Company settled a lawsuit in which the Company paid the plaintiffs $5.0 million for a full release of all related claims. Thomas S. Monaghan, a principal stockholder, agreed to indemnify TISM for 80% of all related legal settlements. Mr. Monaghan paid $4.0 million to the Company in 2000 and $521,000 in 2002 in accordance with this indemnification agreement. Mr. Monaghan has no further obligations under this indemnification agreement.

Lease Agreement

      In connection with the Recapitalization in 1998, Domino's Pizza LLC entered into a new lease agreement with Domino's Farms with respect to its World Resource Center and Michigan distribution center. The lease provided for lease payments of $4.3 million in the first year, increasing annually to approximately $4.5 million in the fifth year. Thomas S. Monaghan, a TISM shareholder and former director of TISM and Domino's, is the ultimate general partner of Domino's Farms.

      In August of 2002, the Company amended the aforementioned lease agreement with Domino's Farms. The new lease provides for no lease payments in the first year, lease payments of approximately $5.0 million in the second year, increasing annually to approximately $6.2 million in the tenth year. We believe that this lease, as amended, is on terms no less favorable than are obtainable from unrelated third parties.

Contingent Note Payable

      TISM is contingently liable to pay Thomas S. Monaghan and his wife an amount not to exceed approximately $15 million under a note payable, plus 8% interest per annum beginning in 2003, in the event the majority stockholders of TISM sell a certain percentage of their TISM common stock to an unaffiliated party.

Consulting Agreement with Thomas S. Monaghan

      In connection with the Recapitalization, Mr. Monaghan entered into a consulting agreement that has a term of ten years, is terminable by either the Company or Mr. Monaghan upon thirty days prior written notice, and may be extended or renewed by written agreement. Under the consulting agreement, Mr. Monaghan may be required to make himself available to Domino's Pizza on a limited basis. Mr. Monaghan received a retainer of $1.0 million for the first twelve months of the agreement and was entitled to receive $500,000 per year for the remainder of the term of the agreement. The agreement provided that upon termination for any reason, the Company would pay Mr. Monaghan a lump sum payment equal to the full amount of the retainer for the remainder of the term. During 2002, we terminated the consulting agreement in exchange for a payment of approximately $2.9 million. As a consultant, Mr. Monaghan was entitled to reimbursement of travel and other expenses incurred in performance of his duties but is not entitled to participate in any of our employee benefit plans or other benefits or conditions of employment available to our employees.

Item 14.  Controls and Procedures.

       Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness, design and operation of the Company's disclosure controls and procedures as defined in Exchange Act Rule 13a-14. Based upon that evaluation, such officers concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed is recorded, processed, summarized, and reported in a timely manner. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

                                     Part IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1. Financial Statements: The following financial statements of Domino's, Inc. are included in Item 8, "Financial Statements and Supplementary Data":

               Report of Independent Accountants
               Consolidated Balance Sheets as of December 30, 2001 and December
                   29, 2002
               Consolidated Statements of Income for the Years Ended December
                   31, 2000, December 30, 2001 and December 29, 2002
               Consolidated Statements of Comprehensive Income for the Years
                   Ended December 31, 2000, December 30, 2001 and December 29, 2002
               Consolidated Statements of Stockholder's Deficit for the Years
                   Ended December 31, 2000, December 30, 2001 and December 29, 2002
               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2000, December 30, 2001 and December 29, 2002
               Notes to Consolidated Financial Statements

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

Exhibit
Number       Description
------       -----------
2.1 Agreement and Plan of Merger dated as of September 25, 1998 (incorporated by reference to Exhibit 2.1 of registrant's registration statement on Form S-4 filed with Securities and Exchange Commission on May 12, 1999 (registration no: 333-74797), (the "S-4")).

2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of November 24, 1998 (S-4, Exhibit 2.2).

2.3 Amendment No. 2 to Agreement and Plan of Merger dated as of November 24, 1998 (S-4, Exhibit 2.3).

2.4 Amendment No. 3 to Agreement and Plan of Merger dated December 18, 1998 (S-4, Exhibit 2.4).

2.5 Certificate of Merger for Domino's Pizza LLC and DP CA Comm Inc. and DP CA Corp Inc. dated December 26, 2001 (incorporated by reference to Exhibit 2.5 of the registrant's annual report on Form 10-K for the fiscal year ended December 30, 2001, (the "2001 10-K")).

3.1 Domino's, Inc. Amended and Restated Certificate of Incorporation (S-4, Exhibit 3.1).

3.2         Domino's, Inc. Amended and Restated By-Laws (S-4, Exhibit 3.2).

4.1 Stockholders Agreement dated as of December 21, 1998 by and among TISM, Inc., Domino's, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet, Stuart K. Mathis, Patrick Kelly, Gary M. McCausland and Cheryl Bachelder (S-4, Exhibit 10.5).

4.2 Indenture dated as of December 21, 1998 by and among Domino's Inc., Domino's Pizza, Inc., Metro Detroit Pizza, Bluefence, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc. and IBJ Schroder Bank and Trust Company (S-4, Exhibit 4.1).

4.3 Supplemental Indenture dated as of June 7, 2000 (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q for the fiscal quarter ended September 10, 2000).

4.4 Registration Rights Agreement dated as of December 21, 1998 by and among Domino's, Inc., Domino's Pizza, Inc., Metro Detroit Pizza, Inc., Bluefence, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc., J.P. Morgan Securities, Inc. and Goldman, Sachs & Co. (S-4, Exhibit 4.2).

10.1 Amended and Restated Purchase Agreement dated December 21, 1998 by and among Domino's Inc., Domino's Pizza, Inc., Metro Detroit Pizza, Inc., Bluefence, Inc., Domino's Pizza International, Inc., Domino's Pizza International Payroll Services, Inc., Domino's Pizza-Government Services Division, Inc., J.P. Morgan Securities, Inc. and Goldman, Sachs & Co. (S-4, Exhibit 10.1).

10.2 Consulting Agreement dated December 21, 1998 by and between Domino's Pizza, Inc. and Thomas S. Monaghan (S-4, Exhibit 10.2).

10.3 Lease Agreement dated as of December 21, 1998 by and between Domino's Farms Office Park Limited Partnership and Domino's Pizza, Inc. (S-4,
         Exhibit 10.3).

10.4 Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino's Farms Office Park Limited Partnership and Domino's Pizza, Inc. (incorporated by reference to Exhibit 10.32 of the registrant's annual report on Form 10-K for the year ended December 31, 2000, (the "2000 10-K")).

10.5 First Amendment to a Lease Agreement between Domino's Farms Office Park, L.L.C. and Domino's Pizza, LLC, dated as of August 8, 2002, by and between Domino's Farms Office Park L.L.C. and Domino's Pizza, LLC.

10.6 Management Agreement by and among TISM, Inc., each of its direct and indirect subsidiaries and Bain Capital Partners VI, L.P. (S-4, Exhibit 10.4).

10.7 Senior Executive Deferred Bonus Plan of Domino's, Inc. dated as of December 21, 1998 (S-4, Exhibit 10.6).

10.8 Domino's Pizza, Inc. Deferred Compensation Plan adopted effective January 4, 1999 (S-4, Exhibit 10.7).

10.9 Domino's Pizza, Inc. Amendment to the Deferred Compensation Plan (incorporated by reference to Exhibit 10.8 of the registrant's annual report on Form 10-K for the year ended January 2, 2000, (the "1999 10-K")).

10.10 Credit Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc., J.P. Morgan Securities, Inc., Morgan Guaranty Trust Company of New York, Bank One and Comerica Bank (S-4, Exhibit 10.15).

10.11 First Amendment, dated as of February 10, 1999, to Credit Agreement, dated as of December 21, 1998, as amended. (2000 10-K, Exhibit 10.28).

10.12 Second Amendment, dated as of April 16, 1999, to Credit Agreement, dated as of December 21, 1998, as amended. (2000 10-K, Exhibit 10.29).

10.13 Third Amendment, dated as of July 17, 2000, to Credit Agreement, dated as of December 21, 1998, as amended (incorporated by reference to Exhibit 10.3 of the registrant's quarterly report on Form 10-Q/A for the fiscal quarter ended September 10, 2000).

10.14 Borrower Pledge Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (S-4, Exhibit 10.16).

10.15 Borrower Security Agreement dated as of December 21, 1998 by and among Domino's, Inc., Bluefence, Inc. and Morgan Guaranty Trust Company of New York, as Collateral Agent (S-4, Exhibit 10.18).

10.16 Credit agreement, dated as of July 29, 2002, among Domino's, Inc. and Domino's Franchise Holding Co. (f/k/a Bluefence, Inc.) as borrowers, TISM, Inc., as Guarantor, the lenders listed herein, as lenders, J.P. Morgan Securities Inc., as arranger, JPMorgan Chase Bank, as administrative agent, Bank One, NA, as syndication agent, and Comerica Bank, as documentation agent (incorporated by reference to Exhibit
         10.40 of the registrant's current report on Form 8-K dated July 29,
         2002).

10.17 Pledge agreement, dated as of July 29, 2002, among Domino's, Inc., Domino's Franchise Holding Co., TISM, Inc., Domino's Pizza LLC, Domino's Pizza International, Inc., Domino's Pizza Government Services Division, Inc., Domino's Pizza International Payroll Services, Inc. Domino's Pizza PMC, Inc., Domino's Pizza California LLC and JPMorgan Chase Bank as Collateral Agent

10.18 Security agreement, dated as of July 29, 2002, among Domino's, Inc., Domino's Franchise Holding Co., TISM, Inc., Domino's Pizza LLC, Domino's Pizza International, Inc., Domino's Pizza Government Services Division, Inc., Domino's Pizza International Payroll Services, Inc. Domino's Pizza PMC, Inc., Domino's Pizza California LLC and JPMorgan Chase Bank as Collateral Agent

10.19    TISM, Inc. Third Amended and Restated Stock Option Plan (1999 10-K,
         Exhibit 10.23).

10.20 First Amendment to the TISM, Inc. Third Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 10.2 of the registrant's quarterly report on Form 10-Q for the fiscal quarter ended June 18, 2000).

10.21    Settlement Letter, dated March 23, 2000, between TISM, Inc. and Thomas
         S. Monaghan. (2000 10-K, Exhibit 10.33).

10.22 Employment Agreement dated as of March 31, 1999 between David A. Brandon and TISM, Inc., Domino's Inc. and Domino's Pizza, Inc. (S-4,
         Exhibit 10.21).

10.23 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and Harry J. Silverman (2001 10-K, Exhibit 10.36).

10.24 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and Patrick W. Knotts (2001 10-K, Exhibit 10.37).

10.25 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and Michael D. Soignet (2001 10-K, Exhibit 10.38).

10.26 Employment Agreement dated as of January 1, 2002 between Domino's Pizza LLC and J. Patrick Doyle (2001 10-K, Exhibit 10.39).

10.27 Time sharing agreement, dated as of December 2, 2002, between Domino's Pizza LLC and David A. Brandon.

16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 22, 2002. (2001 10-K, Exhibit 16.1).

21.1     Domino's, Inc. significant subsidiaries

99.1     Risk Factors

99.2 Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________

(b)  Reports on Form 8-K.

      The following report on Form 8-K was filed on October 22, 2002 and was the only report on Form 8-K filed during the fiscal quarter ended December 29, 2002:
Statement of Chief Executive Officer, dated October 22, 2002, pursuant to Securities and Exchange Commission Order 4-460, dated June 27, 2002, and Statement of Chief Financial Officer, dated October 22, 2002, pursuant to Securities and Exchange Commission Order 4-460, dated June 27, 2002.

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

                        Report of Independent Accountants

To Domino's, Inc.:

  Our audits of the consolidated financial statements referred to in our report dated February 3, 2003 of Domino's, Inc. (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/   PricewaterhouseCoopers LLP


Detroit, Michigan
February 3, 2003

SCHEDULE II - VALUATION and QUALIFYING ACCOUNTS

                         DOMINO'S, INC. and SUBSIDIARIES

                                 (In Thousands)

                                                 Balance                * Additions /                    Balance
                                                Beginning   Provision    Deductions       Translation    End of
                                                 of Year    (Benefit)   from Reserves     Adjustments     Year
                                                 -------    ---------   -------------     -----------     ----
Allowance for doubtful accounts receivable
     2002                                        $6,071     $   650        $(3,036)       $   79         $3,764
     2001                                         3,561       2,955           (345)         (100)         6,071
     2000                                         2,444       1,996           (827)          (52)         3,561

Allowance for doubtful notes receivable
     2002                                         3,493      (1,091)         1,275             7          3,684
     2001                                         3,141          41            311             -          3,493
     2000                                         3,537         205           (601)            -          3,141

____________

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 25th day of March, 2003.

                                                       DOMINO'S, INC.



                                                       /s/ Harry J. Silverman
                                                       -------------------------
                                                       Harry J. Silverman
                                                       Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 2003.

/s/  David A. Brandon
---------------------------
David A. Brandon                                 Chairman, CEO and Director
                                                 (Principal Executive Officer)

/s/  Harry J. Silverman
---------------------------
Harry J. Silverman                               Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

/s/  Andrew B. Balson
---------------------------
Andrew B. Balson                                 Director

/s/  Dennis F. Hightower
---------------------------
Dennis F. Hightower                              Director

/s/  Mark E. Nunnelly
---------------------------
Mark E. Nunnelly                                 Director

/s/  Robert M. Rosenberg
---------------------------
Robert M. Rosenberg                              Director

/s/  Robert Ruggiero, Jr.
---------------------------
Robert Ruggiero, Jr.                             Director

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER, DOMINO'S, INC.

I, David A. Brandon, Chief Executive Officer, Domino's, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Domino's, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003                               /s/ David A. Brandon
------------------                           --------------------------
Date                                             David A. Brandon
                                                 Chief Executive Officer

            CERTIFICATION OF CHIEF FINANCIAL OFFICER, DOMINO'S, INC.

I, Harry J. Silverman, Chief Financial Officer, Domino's, Inc., certify that:

1.   I have reviewed this annual report on Form 10-K of Domino's, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003                                    /s/ Harry J. Silverman
------------------                                --------------------------
Date                                                  Harry J. Silverman
                                                      Chief Financial Officer