Form 10-Q
period 2003-03-23
DOMINOS INC
filed 2003-05-06
CIK 1079458

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 23, 2003

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

The number of shares outstanding of the registrant's common stock as of April 28, 2003 was 10 shares.

                                 Domino's, Inc.

                                      INDEX

                                                                                Page No.
                                                                                --------
PART I.        FINANCIAL INFORMATION


Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets -
                 March 23, 2003 (Unaudited) and December 29, 2002                      3

               Condensed Consolidated Statements of Income (Unaudited) -
                 Fiscal quarter ended March 23, 2003 and March 24, 2002                4

               Condensed Consolidated Statements of Cash Flows (Unaudited) -
                 Fiscal quarter ended March 23, 2003 and March 24, 2002                5

               Notes to Condensed Consolidated Financial Statements (Unaudited)        6

Item 2.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                             8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk             12

Item 4.        Controls and Procedures                                                12

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K                                       13

SIGNATURES                                                                            13

CERTIFICATIONS                                                                        14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Domino's, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                      March 23, 2003            December 29, 2002
(In thousands)                                          (Unaudited)                   (Note)
                                                     ----------------           -----------------
Assets
Current assets:
         Cash and cash equivalents                   $         30,238           $          22,472
         Accounts receivable                                   56,209                      57,497
         Inventories                                           21,486                      21,832
         Notes receivable                                       2,995                       3,398
         Prepaid expenses and other                             9,317                       6,673
         Advertising fund assets, restricted                   27,458                      28,231
         Deferred income taxes                                  6,847                       6,809
                                                     ----------------           -----------------
Total current assets                                          154,550                     146,912
                                                     ----------------           -----------------
Property, plant and equipment:
         Land and buildings                                    15,515                      15,986
         Leasehold and other improvements                      58,072                      57,029
         Equipment                                            147,468                     145,513
         Construction in progress                               4,690                       5,727
                                                     ----------------           -----------------
                                                              225,745                     224,255
         Accumulated depreciation and amortization            106,810                     103,708
                                                     ----------------           -----------------
Property, plant and equipment, net                            118,935                     120,547
                                                     ----------------           -----------------
Other assets:
         Deferred financing costs                              16,693                      18,264
         Goodwill                                              27,468                      27,232
         Capitalized software                                  27,719                      28,313
         Other assets                                          20,712                      20,872
         Deferred income taxes                                 58,009                      60,287
                                                     ----------------           -----------------
Total other assets                                            150,601                     154,968
                                                     ----------------           -----------------
Total assets                                         $        424,086           $         422,427
                                                     ================           =================

Liabilities and stockholder's deficit
Current liabilities:
         Current portion of long-term debt           $          3,748           $           2,843
         Accounts payable                                      50,568                      46,131
         Insurance reserves                                     8,642                       8,452
         Advertising fund liabilities                          27,458                      28,231
         Other accrued liabilities                             70,444                      71,571
                                                     ----------------           -----------------
Total current liabilities                                     160,860                     157,228
                                                     ----------------           -----------------
Long-term liabilities:
         Long-term debt, less current portion                 577,778                     599,180
         Insurance reserves                                    13,791                      12,510
         Other accrued liabilities                             27,950                      29,090
                                                     ----------------           -----------------
Total long-term liabilities                                   619,519                     640,780
                                                     ----------------           -----------------
Stockholder's deficit:
         Common stock                                               -                           -
         Additional paid-in capital                           120,723                     120,723
         Retained deficit                                    (473,563)                   (491,793)
         Accumulated other comprehensive loss                  (3,453)                     (4,511)
                                                     ----------------           -----------------
Total stockholder's deficit                                  (356,293)                   (375,581)
                                                     ----------------           -----------------
Total liabilities and stockholder's deficit          $        424,086           $         422,427
                                                     ================           =================

_________
Note: The balance sheet at December 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                      Fiscal Quarter Ended
                                                   March 23,         March 24,
(In thousands)                                       2003              2002
                                                  ------------------------------
Revenues:
     Domestic Company-owned stores                $     89,942   $        89,906
     Domestic franchise                                 34,404            34,559
     Domestic distribution                             167,436           165,745
     International                                      20,470            17,846
                                                  ------------   ---------------
Total revenues                                         312,252           308,056
                                                  ------------   ---------------

Operating expenses:
     Cost of sales                                     230,052           225,338
     General and administrative                         40,853            44,171
                                                  ------------   ---------------
Total operating expenses                               270,905           269,509
                                                  ------------   ---------------
Income from operations                                  41,347            38,547

Interest income                                            103               218
Interest expense                                        12,333            13,519
                                                  ------------   ---------------
Income before provision for income taxes                29,117            25,246

Provision for income taxes                              10,773             9,341
                                                  ------------   ---------------
Net income                                        $     18,344   $        15,905
                                                  ============   ===============

_________
See accompanying notes.

                         Domino's, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                            Fiscal Quarter Ended
                                                         March 23,           March 24,
(In thousands)                                             2003                2002
                                                     ----------------     --------------
Cash flows from operating activities:
Net cash provided by operating activities            $         32,599     $       22,468
                                                     ----------------     --------------
Cash flows from investing activities:
     Capital expenditures                                      (5,219)           (17,767)
     Acquisitions of franchise operations                           -            (21,850)
     Other                                                      1,002             (4,261)
                                                     ----------------     --------------
Net cash used in investing activities                          (4,217)           (43,878)
                                                     ----------------     --------------
Cash flows from financing activities:
     Repayments of long-term debt                             (20,500)           (14,454)
     Distributions to Parent                                     (114)           (10,006)
                                                     ----------------     --------------
Net cash used in financing activities                         (20,614)           (24,460)
                                                     ----------------     --------------
Effect of exchange rate changes on cash
     and cash equivalents                                          (2)               (22)
                                                     ----------------     --------------
Increase (decrease) in cash and cash equivalents                7,766            (45,892)

Cash and cash equivalents, at beginning of period              22,472             55,147
                                                     ----------------     --------------
Cash and cash equivalents, at end of period          $         30,238     $        9,255
                                                     ================     ==============

_________
See accompanying notes.

Domino's, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited; tabular amounts in thousands)

March 23, 2003

1.   Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 23, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 29, 2002 included in our Form 10-K.

2.   Comprehensive Income

                                                       Fiscal Quarter Ended
                                                      ----------------------
                                                      March 23,    March 24,
                                                        2003          2002
                                                      ---------    ---------
Net income                                            $  18,344    $  15,905
Unrealized loss on derivative instruments,
   net of tax                                              (101)        (355)
Reclassification adjustment for losses included
   in net income, net of tax                              1,048          739
Currency translation adjustment                             111          (42)
                                                      ---------    ---------
Comprehensive income                                  $  19,402    $  16,247
                                                      =========    =========

3.   Segment Information

     The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation and amortization, as defined ("EBITDA") for each of the Company's reportable segments.

                                              Fiscal Quarter Ended March 23, 2003 and March 24, 2002
                               -------------------------------------------------------------------------------------
                                Domestic      Domestic                      Intersegment
                                 Stores     Distribution    International     Revenues          Other       Total
                                --------   --------------  --------------- ---------------  -----------  -----------
Revenues -
   2003                        $124,346       $192,528         $20,470      $ (25,092)       $       -    $312,252
   2002                         124,465        189,674          17,846        (23,929)               -     308,056
Income from operations -
   2003                        $ 31,614       $ 11,924         $ 5,675            N/A        $  (7,866)   $ 41,347
   2002                          33,484         10,106           4,604            N/A           (9,647)     38,547
EBITDA -
   2003                        $ 34,581       $ 13,595         $ 5,876            N/A        $  (4,221)   $ 49,831
   2002                          35,795         11,611           4,758            N/A           (6,423)     45,741

The following table reconciles EBITDA to income before provision for income taxes.

                                                          Fiscal Quarter Ended
                                                        ------------------------
                                                          March 23,    March 24,
                                                            2003        2002
                                                        -----------   ----------
EBITDA                                                  $   49,831    $  45,741
Depreciation and amortization                               (6,738)      (7,152)
Interest expense                                           (12,333)     (13,519)
Interest income                                                103          218
Loss on debt extinguishments                                (1,743)        (213)
Gains (losses) on sale/disposal of assets and other             (3)         171
                                                        -----------   ----------
Income before provision for income taxes                $   29,117    $  25,246
                                                        ===========   ==========

4.   Retirement of Senior Subordinated Notes

     The Company retired $20.5 million of outstanding senior subordinated notes during the first quarter of 2003. The Company recognized losses of approximately $1.7 million reflecting the difference between the carrying values of the notes and the open market purchase prices.

5.   Balance Sheet Presentation of Advertising Fund

     The Company has presented on a gross basis approximately $27.5 million of assets and liabilities of our advertising fund (the "Advertising Fund") in the condensed consolidated balance sheet as of March 23, 2003 and has reclassified approximately $28.2 million of assets and liabilities of the Advertising Fund in the condensed consolidated balance sheet as of December 29, 2002. The Company had previously presented these assets and liabilities on a net basis. As the related assets, consisting primarily of cash and accounts receivable, held by the Advertising Fund can only be used for activities that promote the Domino's Pizza brand, all assets held by the Advertising Fund are considered restricted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

     The 2003 and 2002 first quarters referenced herein represent the twelve-week periods ended March 23, 2003 and March 24, 2002, respectively.

Store Growth Activity

     The following is a summary of the Company's store growth activity for the first quarter of 2003.

                                                       First Quarter of 2003
                                    -----------------------------------------------------------
                                       Beginning                                    End of
                                       of Period    Opened    Closed   Transfers    Period
                                       ---------    ------    ------   ---------    ------
Domestic Company-owned stores               577         1        -           -        578
Domestic franchise                        4,271        22       (19)         -      4,274
                                          -----     -----       ----     -----      -----
Domestic stores                           4,848        23       (19)         -      4,852
International                             2,382        47       (28)         -      2,401
                                          -----     -----       ----     -----      -----
Total                                     7,230        70       (47)         -      7,253
                                          =====     =====       ====     =====      =====

Revenues

     Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

     Consolidated revenues increased $4.2 million or 1.4% to $312.3 million in the first quarter of 2003, from $308.1 million in the comparable period in 2002. This increase in revenues was due primarily to increases in domestic distribution and international revenues. These results are more fully described below.

Domestic Stores

     Domestic stores are comprised of domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

   Domestic Stores                             First Quarter of 2003        First Quarter of 2002
   ---------------                             ---------------------        ---------------------
     Domestic Company-owned stores              $ 89.9          72.3%         $ 89.9         72.2%
     Domestic franchise                           34.4          27.7            34.6         27.8
                                              --------       -------        --------      -------
     Total domestic stores revenues             $124.3         100.0%         $124.5        100.0%
                                              ========       =======        ========      =======

     Domestic stores revenues decreased slightly in the first quarter of 2003 from the comparable period in 2002 due primarily to decreases in same store sales at both domestic Company-owned and franchise stores, offset in part by the timing of the Company's acquisition of 83 stores from our former franchisee in Arizona (the "Arizona Acquisition") on February 25, 2002. Same store sales for domestic stores decreased 1.1% in the first quarter of 2003, compared to the same period in 2002. This decrease in same store sales was a result of a continued weak economic climate, hesitant consumer spending and continued competitive pressures. The Company was also cycling over a 7.6% domestic stores same store sales increase in the comparable period in 2002. These results are more fully described below.

   Domestic Company-Owned Stores

     Revenues from domestic Company-owned store operations increased slightly in the first quarter of 2003 from the comparable period in 2002. This increase in revenues was due primarily to the timing of the Arizona Acquisition, offset in part by a decrease in same store sales. The financial statements include revenues from the Arizona Acquisition for the full first quarter in 2003, compared to a partial first quarter in 2002. There were 578 and 598 domestic Company-owned stores in operation as of March 23, 2003 and March 24, 2002, respectively. Same store sales for domestic Company-owned stores decreased 5.6% in the first quarter of 2003, compared to the same period in 2002.

   Domestic Franchise

     Revenues from domestic franchise operations decreased slightly in the first quarter of 2003 from the comparable period in 2002. This decrease in revenues was due primarily to a decrease in same store sales offset in part by a slight increase in the average number of domestic franchise stores open during 2003. Same store sales for domestic franchise stores decreased 0.4% in the first quarter of 2003, compared to the same period in 2002. There were 4,274 and 4,212 domestic franchise stores in operation as of March 23, 2003 and March 24, 2002, respectively.

Domestic Distribution

     Revenues from domestic distribution operations increased $1.7 million or 1.0% to $167.4 million in the first quarter of 2003, from $165.7 million in the comparable period in 2002. This increase in revenues was due primarily to an increase in volumes, offset in part by a market decrease in overall food basket prices, including lower cheese prices. The cheese block price per pound averaged $1.12 in the first quarter of 2003, compared to $1.26 in the comparable period in 2002.

International

     Revenues from international operations increased $2.6 million or 14.7% to $20.5 million in the first quarter of 2003, from $17.8 million in the comparable period in 2002. This increase in revenues was due primarily to increases in same store sales and in the average number of international stores open during 2003. On a constant dollar basis, same store sales increased 4.4% in the first quarter of 2003, compared to the same period in 2002. On a historical dollar basis, same store sales increased 6.7% in the first quarter of 2003, compared to the same period in 2002. The first quarter figures indicate that the U.S. Dollar was generally weaker against the currencies of those countries in which we compete as compared to the same period in 2002. There were 2,401 and 2,266 international stores in operation as of March 23, 2003 and March 24, 2002, respectively.

Cost of Sales / Operating Margin

     The consolidated operating margin, which we define as revenues less cost of sales, decreased $0.5 million or 0.6% to $82.2 million in the first quarter of 2003, from $82.7 million in the comparable period in 2002, as summarized in the following table.

                                                 First Quarter of 2003      First Quarter of 2002
                                                 ---------------------      ---------------------
     Revenues                                    $312.3         100.0%       $308.1        100.0%
     Cost of sales                                230.1          73.7         225.3         73.1
                                               --------       --------     --------      --------
     Operating margin                            $ 82.2          26.3%       $ 82.7         26.9%
                                               ========       ========     ========      ========

     Consolidated cost of sales is comprised primarily of Company-owned store and domestic distribution costs incurred to generate revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

     Consolidated cost of sales increased $4.7 million or 2.1% to $230.1 million in the first quarter of 2003, from $225.3 million in the comparable period in 2002. This increase in consolidated cost of sales was driven primarily by cost of sales changes at domestic Company-owned stores and domestic distribution, as more fully described below.

Domestic Company-Owned Stores

     The domestic Company-owned store operating margin decreased $3.6 million or 15.8% to $18.9 million in the first quarter of 2003, from $22.5 million in the comparable period in 2002, as summarized in the following table.

   Domestic Company-Owned Stores                First Quarter of 2003      First Quarter of 2002
   -----------------------------                ---------------------      ---------------------
     Revenues                                     $89.9         100.0%        $89.9        100.0%
     Cost of sales                                 71.0          78.9          67.4         75.0
                                              ---------        ------      --------      -------
     Store operating margin                       $18.9          21.1%        $22.5         25.0%
                                              =========        ======      ========      =======

     Cost of sales increased as a percentage of store revenues in the first quarter of 2003, compared to the comparable period in 2002 due primarily to increases in food, labor and occupancy costs. As a percentage of store revenues, food costs increased 1.3% to 27.0% in the first quarter of 2003, from 25.7% in the comparable period in 2002. This increase in food costs as a percentage of store revenues was due primarily to a change in product mix per order as a result of aggressive promotions and new product introductions, offset in part by a market decrease in overall food prices, including cheese. As a percentage of store revenues, labor costs increased 1.0% to 30.5% in the first quarter of 2003, from 29.5% in the comparable period in 2002, reflecting the impact of decreased same store sales and increased average wage rates at our stores. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, increased 1.5% to 9.9% in the first quarter of 2003, from 8.4% in the comparable period in 2002. This increase in occupancy costs was due primarily to increases in rents and other related costs.

Domestic Distribution

     The domestic distribution operating margin increased $2.2 million or 12.1% to $19.7 million in the first quarter of 2003, from $17.5 million in the comparable period in 2002, as summarized in the following table.

   Domestic Distribution                       First Quarter of 2003       First Quarter of 2002
   ---------------------                       ---------------------       ---------------------
     Revenues                                    $167.4         100.0%       $165.7        100.0%
     Cost of sales                                147.7          88.2         148.2         89.4
                                               --------       -------      --------      -------
     Distribution operating margin               $ 19.7          11.8%       $ 17.5         10.6%
                                               ========       =======      ========      =======

     Cost of sales as a percentage of distribution revenues was positively impacted by increases in volumes, efficiencies in the areas of operations and purchasing as well as reductions in certain commodity prices, including cheese. Reductions in certain food prices have a positive effect on the distribution operating margin as a percentage of distribution revenues due to the fixed dollar margin earned by domestic distribution on sales of certain food items, including cheese. Had cheese prices remained constant with the first quarter of 2002 levels, the domestic distribution operating margin would have decreased to approximately 11.5% of distribution revenues or 0.3% less than reported amounts.

General and Administrative Expenses

     General and administrative expenses decreased $3.3 million or 7.5% to $40.9 million in the first quarter of 2003, from $44.2 million in the comparable period in 2002. As a percentage of total revenues, general and administrative expenses decreased 1.2% to 13.1% in the first quarter of 2003, from 14.3% in the comparable period in 2002. This improvement in general and administrative expenses as a percentage of revenues was due primarily to management's continued focus on controlling overhead costs, including a decrease in administrative labor, and a decrease in depreciation and amortization. These improvements were offset in part by a $1.5 million increase in loss on debt extinguishments relating to the Company's retirement of $20.5 million of outstanding senior subordinated notes during the first quarter of 2003.

Interest Expense

     Interest expense decreased $1.2 million or 8.8% to $12.3 million in the first quarter of 2003, from $13.5 million in the comparable period in 2002. This decrease in interest expense was due primarily to a decrease in related variable interest rates on our senior credit facility borrowings and reduced debt levels. The Company repaid $20.5 million of debt in the first quarter of 2003, compared to $14.5 million in the comparable period in 2002.

Provision for Income Taxes

     Provision for income taxes increased $1.4 million to $10.8 million in the first quarter of 2003, from $9.3 million in the comparable period in 2002. This increase was due primarily to an increase in pre-tax income.

Liquidity and Capital Resources

     We had negative working capital of $6.3 million and cash and cash equivalents of $30.2 million at March 23, 2003. Historically, we have operated with minimal or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources.

     As of March 23, 2003, we had $581.5 million of long-term debt, of which $3.7 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility. Letters of credit issued under the revolving credit facility were $19.9 million. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

     Cash provided by operating activities was $32.6 million and $22.5 million in the first quarter of 2003 and 2002, respectively. The $10.1 million increase was due primarily to a $7.6 million increase in the net change in operating assets and liabilities and a $2.4 million increase in net income.

     Cash used in investing activities was $4.2 million and $43.9 million in the first quarter of 2003 and 2002, respectively. The $39.7 million decrease was due primarily to a $21.9 million decrease in acquisitions of franchise operations and a $12.5 million decrease in capital expenditures. The decrease in acquisitions of franchise operations is due primarily to the Arizona Acquisition in the first quarter of 2002.

     Cash used in financing activities was $20.6 million and $24.5 million in the first quarter of 2003 and 2002, respectively. The $3.8 million decrease was due primarily to a $9.9 million decrease in distributions to Parent primarily relating to the Arizona Acquisition, offset in part by a $6.0 million increase in repayments of long-term debt. The Company retired $20.5 million of outstanding senior subordinated notes during the first quarter of 2003, using cash generated from operations.

     Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility or through other sources to enable us to service our indebtedness, including the senior credit facility and the senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior credit facility will be subject to future economic conditions and subject to financial, business and other factors, many of which are beyond our control. Additionally, the Company may be requested to provide funds to TISM, Inc., our parent company ("TISM"), for stock dividends, stock repurchases, distributions and/or other cash needs of TISM.

New Accounting Pronouncements

          During the first quarter of 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The adoption of FIN 45 did not have a material effect on the Company's results of operations or financial condition.

Forward-Looking Statements

     Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also, statements that contain words such as "believes," "expects," "anticipates," "intends," "estimates" or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the Form 10-K for the year ended December 29, 2002 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     The Company is exposed to market risks from interest rate changes on our variable rate debt. Management actively monitors this exposure. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Interest Rate Derivatives

     The Company may enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs.

     The Company is party to into an interest rate collar and four interest rate swap agreements which effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company's debt under its senior credit facility to various fixed rates over various terms. These agreements are summarized as follows:

                                   Total
        Derivative            Notional Amount                 Term                            Rate
  ----------------------      ---------------     --------------------------------      -----------------
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

Interest Rate Risk

     The Company's variable interest expense is sensitive to changes in the general level of interest rates. As of March 23, 2003, a portion of the Company's debt is borrowed at Eurodollar rates plus a blended margin rate of 2.25%. As of March 23, 2003, the weighted average interest rate on our $78.2 million of variable interest debt was 3.65%.

     The Company had total interest expense of approximately $12.3 million in the first quarter of 2003. The estimated increase in interest expense from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $0.4 million.

Item 4. Controls and Procedures

a. Within 90 days prior to the date of the filing of this report, the Company's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

     Exhibit
     Number      Description

      10.1 TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003.

      99.1 Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Current Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on March 4, 2003 which included the Company's annual press release announcing its fiscal 2002 results.

     The Company filed a Current Report on Form 8-K on May 6, 2003 which included a press release announcing the Company's first quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

                                                     DOMINO'S, INC.
                                                     (Registrant)

Date: May 6, 2003                                    /s/ Harry J. Silverman
                                                     ---------------------------
                                                      Chief Financial Officer

            CERTIFICATION OF CHIEF EXECUTIVE OFFICER, DOMINO'S, INC.

I, David A. Brandon, Chief Executive Officer, Domino's, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Domino's, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

May 6, 2003                                   /s/ David A. Brandon
-------------                                 ---------------------
Date                                          David A. Brandon
                                              Chief Executive Officer

            CERTIFICATION OF CHIEF FINANCIAL OFFICER, DOMINO'S, INC.

I, Harry J. Silverman, Chief Financial Officer, Domino's, Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Domino's, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

May 6, 2003                                  /s/ Harry J. Silverman
--------------                               --------------------------
Date                                         Harry J. Silverman
                                             Chief Financial Officer