Form 10-Q
period 2003-06-15
DOMINOS INC
filed 2003-07-29
CIK 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 15, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                          to

Commission file number: 333-74797

Domino’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Frank Lloyd Wright Drive

Ann Arbor, Michigan 48106

(Address of principal executive offices)

(734) 930-3030

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):  Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of July 21, 2003 was 10 shares.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	June 15, 2003	December 29, 2002
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$51,746	$22,472
Accounts receivable	56,269	57,497
Inventories	20,539	21,832
Notes receivable	3,179	3,398
Prepaid expenses and other	8,917	6,673
Advertising fund assets, restricted	31,920	28,231
Deferred income taxes	7,141	6,809

Total current assets	179,711	146,912

Property, plant and equipment:
Land and buildings	15,865	15,986
Leasehold and other improvements	59,108	57,029
Equipment	150,675	145,513
Construction in progress	5,047	5,727

	230,695	224,255
Accumulated depreciation and amortization	111,161	103,708

Property, plant and equipment, net	119,534	120,547

Other assets:
Deferred financing costs	16,038	18,264
Goodwill	27,601	27,232
Capitalized software	27,374	28,313
Other assets	19,697	20,872
Deferred income taxes	56,416	60,287

Total other assets	147,126	154,968

Total assets	$446,371	$422,427

Liabilities and stockholder’s deficit
Current liabilities:
Current portion of long-term debt	$3,761	$2,843
Accounts payable	45,123	46,131
Insurance reserves	8,677	8,452
Advertising fund liabilities	31,920	28,231
Other accrued liabilities	73,906	71,571

Total current liabilities	163,387	157,228

Long-term liabilities:
Long-term debt, less current portion	576,905	599,180
Insurance reserves	15,011	12,510
Other accrued liabilities	29,386	29,090

Total long-term liabilities	621,302	640,780

Stockholder’s deficit:
Common stock	—	—
Additional paid-in capital	120,723	120,723
Retained deficit	(456,292)	(491,793)
Accumulated other comprehensive loss	(2,749)	(4,511)

Total stockholder’s deficit	(338,318)	(375,581)

Total liabilities and stockholder’s deficit	$446,371	$422,427

Note: The balance sheet at December 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands)	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Revenues:
Domestic Company-owned stores	$85,875	$88,482	$175,817	$178,388
Domestic franchise	32,349	32,037	66,753	66,596
Domestic distribution	154,632	154,721	322,068	320,466
International	22,360	18,822	42,830	36,668

Total revenues	295,216	294,062	607,468	602,118

Operating expenses:
Cost of sales	216,583	215,790	446,635	441,128
General and administrative	39,407	47,473	80,260	91,644

Total operating expenses	255,990	263,263	526,895	532,772

Income from operations	39,226	30,799	80,573	69,346
Interest income	92	50	195	268
Interest expense	11,020	13,694	23,353	27,213

Income before provision for income taxes	28,298	17,155	57,415	42,401
Provision for income taxes	10,757	6,346	21,530	15,687

Net income	$17,541	$10,809	$35,885	$26,714

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 15, 2003	June 16, 2002
Cash flows from operating activities:
Net cash provided by operating activities	$60,458	$52,356

Cash flows from investing activities:
Capital expenditures	(11,556)	(24,696)
Acquisitions of franchise operations	—	(21,850)
Other	1,992	(618)

Net cash used in investing activities	(9,564)	(47,164)

Cash flows from financing activities:
Capital contribution	—	521
Repayments of long-term debt	(21,413)	(32,087)
Distributions to Parent	(384)	(10,063)

Net cash used in financing activities	(21,797)	(41,629)

Effect of exchange rate changes on cash and cash equivalents	177	117

Increase (decrease) in cash and cash equivalents	29,274	(36,320)
Cash and cash equivalents, at beginning of period	22,472	55,147

Cash and cash equivalents, at end of period	$51,746	$18,827

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands)

June 15, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 15, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 29, 2002 included in our Form 10-K.

2. Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
Net income	$17,541	$10,809	$35,885	$26,714
Unrealized loss on derivative instruments, net of tax	(1,464)	(2,543)	(1,565)	(2,898)
Reclassification adjustment for losses included in net income, net of tax	1,044	726	2,092	1,465
Currency translation adjustment	1,124	522	1,235	480

Comprehensive income	$18,245	$9,514	$37,647	$25,761

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation and amortization, calculated in the manner required by SFAS No. 131 and which we refer to throughout this document as EBITDA, for each of the Company’s reportable segments.

	Fiscal Quarter Ended June 15, 2003 and June 16, 2002
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2003	$118,224	$177,817	$22,360	$(23,185)	$—	$295,216
2002	120,519	179,391	18,822	(24,670)	—	294,062
Income from operations –
2003	$29,213	$10,407	$6,337	N/A	$(6,731)	$39,226
2002	28,620	9,830	5,042	N/A	(12,693)	30,799
EBITDA –
2003	$32,033	$12,125	$6,565	N/A	$(5,271)	$45,452
2002	30,789	11,360	5,207	N/A	(5,709)	41,647

	Two Fiscal Quarters Ended June 15, 2003 and June 16, 2002
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2003	$242,570	$370,346	$42,830	$(48,278)	$—	$607,468
2002	244,984	369,065	36,668	(48,599)	—	602,118
Income from operations –
2003	$60,827	$22,331	$12,012	N/A	$(14,597)	$80,573
2002	62,104	19,937	9,646	N/A	(22,341)	69,346
EBITDA –
2003	$66,614	$25,720	$12,442	N/A	$(9,493)	$95,283
2002	66,584	22,971	9,965	N/A	(12,132)	87,388

The following table reconciles EBITDA to income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 15, 2003	June 16, 2002	June 15, 2003	June 16, 2002
EBITDA	$45,452	$41,647	$95,283	$87,388
Depreciation and amortization	(6,587)	(6,671)	(13,325)	(13,823)
Interest expense	(11,020)	(13,694)	(23,353)	(27,213)
Interest income	92	50	195	268
Gains (losses) on sale/disposal of assets and other	361	(3,473)	358	(3,303)
Loss on debt extinguishments	—	(704)	(1,743)	(916)

Income before provision for income taxes	$28,298	$17,155	$57,415	$42,401

4. Recapitalization

On June 25, 2003, the Company, together with its parent and subsidiaries, consummated a recapitalization transaction (the “2003 Recapitalization”) whereby the Company:

(1)	issued and sold $403.0 million aggregate principal amount at maturity of 8¼% Senior Subordinated Notes due 2011 (the “2011 Notes”) at a discount resulting in gross proceeds of $400.1 million;
(2)	borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility (collectively the “2003 Senior Credit Facility”); and
(3)	used the proceeds from the 2011 Notes, borrowings under the 2003 Senior Credit Facility and cash from operations to:

•	purchase an aggregate of $206.7 million principal amount of its 10 3/8% Senior Subordinated Notes due 2009 (the “2009 Notes”) for an aggregate purchase price of approximately $236.7 million;

•	repay all amounts outstanding under the previous senior credit facility;

•	distribute amounts to its parent to redeem all of its outstanding 11.5% Cumulative Preferred Stock for an aggregate redemption price of approximately $200.5 million;

•	distribute amounts to its parent to pay a dividend on its outstanding common stock in the aggregate amount of approximately $188.3 million;

•	make compensatory make-whole payments to specified parent shareholders and Company officers, directors and employees who hold parent stock options in the aggregate amount of approximately $12.4 million; and

•	pay related transaction fees and expenses.

The 2003 Recapitalization, including the transactions described above, will be recorded in the third fiscal quarter of 2003.

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of the 2011 Notes, which includes most of the domestic subsidiaries of the Company and one foreign subsidiary of the Company; and (3) on a combined basis, the non-guarantor subsidiaries of the 2011 Notes. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc.

Supplemental Condensed Consolidating Statements of Income

	Fiscal Quarter Ended June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$289,882	$5,334	$—	$295,216
Cost of sales	—	212,626	3,957	—	216,583
General and administrative	—	38,018	1,389	—	39,407

Total operating expenses	—	250,644	5,346	—	255,990

Income (loss) from operations	—	39,238	(12)	—	39,226
Equity earnings in subsidiaries	24,455	—	—	(24,455)	—
Interest income (expense), net	(10,961)	109	(76)	—	(10,928)

Income (loss) before (provision) benefit for income taxes	13,494	39,347	(88)	(24,455)	28,298
(Provision) benefit for income taxes	4,047	(14,804)	—	—	(10,757)

Net income (loss)	$17,541	$24,543	$(88)	$(24,455)	$17,541

	Two Fiscal Quarters Ended June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$597,496	$9,972	$—	$607,468
Cost of sales	—	439,039	7,596	—	446,635
General and administrative	1,743	75,979	2,538	—	80,260

Total operating expenses	1,743	515,018	10,134	—	526,895

Income (loss) from operations	(1,743)	82,478	(162)	—	80,573
Equity earnings in subsidiaries	52,597	—	—	(52,597)	—
Interest income (expense), net	(23,253)	228	(133)	—	(23,158)

Income (loss) before (provision) benefit for income taxes	27,601	82,706	(295)	(52,597)	57,415
(Provision) benefit for income taxes	8,284	(29,814)	—	—	(21,530)

Net income (loss)	$35,885	$52,892	$(295)	$(52,597)	$35,885

	Fiscal Quarter Ended June 16, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$290,329	$3,733	$—	$294,062
Cost of sales	—	213,074	2,716	—	215,790
General and administrative	704	45,825	944	—	47,473

Total operating expenses	704	258,899	3,660	—	263,263

Income (loss) from operations	(704)	31,430	73	—	30,799
Equity earnings in subsidiaries	20,227	—	—	(20,227)	—
Interest income (expense), net	(13,614)	23	(53)	—	(13,644)

Income (loss) before (provision) benefit for income taxes	5,909	31,453	20	(20,227)	17,155
(Provision) benefit for income taxes	4,900	(11,246)	—	—	(6,346)

Net income (loss)	$10,809	$20,207	$20	$(20,227)	$10,809

	Two Fiscal Quarters Ended June 16, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$594,907	$7,211	$—	$602,118
Cost of sales	—	435,774	5,354	—	441,128
General and administrative	916	88,780	1,948	—	91,644

Total operating expenses	916	524,554	7,302	—	532,772

Income (loss) from operations	(916)	70,353	(91)	—	69,346
Equity earnings in subsidiaries	44,733	—	—	(44,733)	—
Interest income (expense), net	(27,054)	212	(103)	—	(26,945)

Income (loss) before (provision) benefit for income taxes	16,763	70,565	(194)	(44,733)	42,401
(Provision) benefit for income taxes	9,951	(25,638)	—	—	(15,687)

Net income (loss)	$26,714	$44,927	$(194)	$(44,733)	$26,714

Domino’s, Inc.

Supplemental Condensed Consolidating Balance Sheets

	As of June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$50,736	$1,010	$—	$51,746
Accounts receivable	—	50,952	5,317	—	56,269
Advertising fund assets, restricted	—	—	31,920	—	31,920
Other current assets	—	37,923	1,853	—	39,776

Current assets	—	139,611	40,100	—	179,711
Property, plant and equipment, net	—	115,292	4,242	—	119,534
Other assets	262,163	75,363	6,498	(196,898)	147,126

Total assets	$262,163	$330,266	$50,840	$(196,898)	$446,371

Current portion of long-term debt	$3,650	$—	$111	$—	$3,761
Accounts payable	—	35,290	9,833	—	45,123
Advertising fund liabilities	—	—	31,920	—	31,920
Other current liabilities	19,504	61,850	1,229	—	82,583

Current liabilities	23,154	97,140	43,093	—	163,387
Long-term debt	576,553	—	352	—	576,905
Other long-term liabilities	774	43,372	251	—	44,397

Long-term liabilities	577,327	43,372	603	—	621,302
Stockholder’s equity (deficit)	(338,318)	189,754	7,144	(196,898)	(338,318)

Total liabilities and stockholder’s equity (deficit)	$262,163	$330,266	$50,840	$(196,898)	$446,371

	As of December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash	$—	$21,522	$950	$—	$22,472
Accounts receivable	—	53,523	3,974	—	57,497
Advertising fund assets, restricted	—	—	28,231	—	28,231
Other current assets	—	37,075	1,637	—	38,712

Current assets	—	112,120	34,792	—	146,912
Property, plant and equipment, net	—	116,916	3,631	—	120,547
Other assets	246,053	81,404	6,435	(178,924)	154,968

Total assets	$246,053	$310,440	$44,858	$(178,924)	$422,427

Current portion of long-term debt	$2,738	$—	$105	$—	$2,843
Accounts payable	—	38,010	8,121	—	46,131
Advertising fund liabilities	—	—	28,231	—	28,231
Other current liabilities	18,858	59,746	1,419	—	80,023

Current liabilities	21,596	97,756	37,876	—	157,228
Long-term debt	598,877	—	303	—	599,180
Other long-term liabilities	1,161	40,165	274	—	41,600

Long-term liabilities	600,038	40,165	577	—	640,780
Stockholder’s equity (deficit)	(375,581)	172,519	6,405	(178,924)	(375,581)

Total liabilities and stockholder’s equity (deficit)	$246,053	$310,440	$44,858	$(178,924)	$422,427

Domino’s, Inc.

Supplemental Condensed Consolidating Statements of Cash Flows

	Two Fiscal Quarters Ended June 15, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(21,673)	$81,712	$419	$—	$60,458

Capital expenditures	—	(11,141)	(415)	—	(11,556)
Other	—	1,992	—	—	1,992

Net cash flows used in investing activities	—	(9,149)	(415)	—	(9,564)

Repayments of long-term debt	(21,413)	—	—	—	(21,413)
Other	43,086	(43,470)	—	—	(384)

Net cash flows provided by (used in) financing activities	21,673	(43,470)	—	—	(21,797)

Effect of exchange rate differences on cash and cash equivalents	—	121	56	—	177

Increase in cash and cash equivalents	—	29,214	60	—	29,274

Cash and cash equivalents, at the beginning of the period	—	21,522	950	—	22,472

Cash and cash equivalents, at the end of the period	$—	$50,736	$1,010	$—	$51,746

	Two Fiscal Quarters Ended June 16, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(14,195)	$66,060	$491	$—	$52,356

Capital expenditures	—	(24,260)	(436)	—	(24,696)
Other	—	(22,468)	—	—	(22,468)

Net cash flows used in investing activities	—	(46,728)	(436)	—	(47,164)

Repayments of long-term debt	(31,378)	—	(709)	—	(32,087)
Other	45,573	(55,115)	—	—	(9,542)

Net cash flows provided by (used in) financing activities	14,195	(55,115)	(709)	—	(41,629)

Effect of exchange rate differences on cash and cash equivalents	—	86	31	—	117

Decrease in cash and cash equivalents	—	(35,697)	(623)	—	(36,320)

Cash and cash equivalents, at the beginning of the period	—	53,966	1,181	—	55,147

Cash and cash equivalents, at the end of the period	$—	$18,269	$558	$—	$18,827

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2003 and 2002 second quarters referenced herein represent the twelve-week periods ended June 15, 2003 and June 16, 2002, respectively. The 2003 and 2002 first two quarters referenced herein represent the twenty-four week periods ended June 15, 2003 and June 16, 2002, respectively.

Store Growth Activity

The following is a summary of the Company’s store growth activity for the second quarter and first two quarters of 2003.

	Second Quarter of 2003
	Beginning of Period	Opened	Closed	Transfers	End of Period
Domestic Company-owned stores	578	3	(2)	—	579
Domestic franchise	4,274	21	(12)	—	4,283

Domestic stores	4,852	24	(14)	—	4,862
International	2,401	44	(16)	—	2,429

Total	7,253	68	(30)	—	7,291

	First Two Quarters of 2003
	Beginning of Period	Opened	Closed	Transfers	End of Period
Domestic Company-owned stores	577	4	(2)	—	579
Domestic franchise	4,271	43	(31)	—	4,283

Domestic stores	4,848	47	(33)	—	4,862
International	2,382	91	(44)	—	2,429

Total	7,230	138	(77)	—	7,291

Revenues

Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

Consolidated revenues increased $1.1 million or 0.4% to $295.2 million in the second quarter of 2003, from $294.1 million in the comparable period in 2002, and increased $5.4 million or 0.9% to $607.5 million in the first two quarters of 2003, from $602.1 million in the comparable period in 2002. These increases in revenues were due primarily to increases in international revenues, offset in part by decreases in domestic stores revenues. Additionally, revenues for the first two quarters of 2003 were positively impacted by an increase in domestic distribution revenues. These results are more fully described below.

Domestic Stores

Domestic stores are comprised of domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	Second Quarter of 2003		Second Quarter of 2002		First Two Quarters of 2003		First Two Quarters of 2002
Domestic Company-owned stores	$85.9	72.6%	$88.5	73.4%	$175.8	72.5%	$178.4	72.8%
Domestic franchise	32.3	27.4%	32.0	26.6%	66.8	27.5%	66.6	27.2%

Total domestic stores revenues	$118.2	100.0%	$120.5	100.0%	$242.6	100.0%	$245.0	100.0%

Domestic stores revenues decreased $2.3 million or 1.9% to $118.2 million in the second quarter of 2003, from $120.5 million in the comparable period in 2002, and decreased $2.4 million or 1.0% to $242.6 million in the first two quarters of 2003, from $245.0 million in the comparable period in 2002. These decreases in revenues were due primarily to decreases in same store sales at our domestic stores during 2003. Same store sales for domestic stores decreased 0.3% and 0.8% in the second quarter and first two quarters of 2003, respectively, compared to the same period in 2002.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations decreased $2.6 million or 2.9% to $85.9 million in the second quarter of 2003, from $88.5 million in the comparable period in 2002, and decreased $2.6 million or 1.4% to $175.8 million in the first two quarters of 2003, from $178.4 million in the comparable period in 2002. These decreases in revenues were due primarily to decreases in same store sales. Same store sales for domestic Company-owned stores decreased 2.9% and 4.3% in the second quarter and first two quarters of 2003, respectively, compared to the same period in 2002. There were 579 and 583 domestic Company-owned stores in operation as of June 15, 2003 and June 16, 2002, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased slightly in the second quarter and first two quarters of 2003 from the comparable period in 2002. These increases in revenues were due primarily to increases in the average number of domestic franchise stores open during 2003. There were 4,283 and 4,223 domestic franchise stores in operation as of June 15, 2003 and June 16, 2002, respectively. Same store sales for domestic franchise stores remained relatively flat, increasing 0.1% in the second quarter of 2003 and decreasing 0.2% in the first two quarters of 2003, compared to the same period in 2002.

Domestic Distribution

Revenues from domestic distribution operations decreased slightly in the second quarter of 2003 from the comparable period in 2002 and increased $1.6 million or 0.5% to $322.1 million in the first two quarters of 2003, from $320.5 million in the comparable period in 2002. This increase in revenues in the first two quarters of 2003 was due primarily to increases in volumes, offset by a market decrease in overall food basket prices, including lower cheese prices. The cheese block price per pound averaged $1.11 and $1.12 in the second quarter and first two quarters of 2003, respectively, compared to $1.22 and $1.24 in the comparable period in 2002.

International

Revenues from international operations increased $3.6 million or 18.8% to $22.4 million in the second quarter of 2003, from $18.8 million in the comparable period in 2002, and increased $6.1 million or 16.8% to $42.8 million in the first two quarters of 2003, from $36.7 million in the comparable period in 2002. These increases in revenues were due in part to increases in same store sales and in the average number of international stores open during 2003. On a constant dollar basis, same store sales increased 2.6% and 3.5% in the second quarter and first two quarters of 2003, respectively, compared to the same period in 2002. On a historical dollar basis, same store sales increased 6.0% and 6.3% in the second quarter and first two quarters of 2003, respectively, compared to the same period in 2002. The 2003 same store sales results indicate that the U.S. Dollar was generally weaker against the currencies of those countries in which we compete, as compared to the same period in 2002. There were 2,429 and 2,290 international stores in operation as of June 15, 2003 and June 16, 2002, respectively.

Cost of Sales / Operating Margin

The consolidated operating margin, which we define as revenues less cost of sales, increased slightly in the second quarter of 2003 and decreased slightly in the first two quarters of 2003 from the comparable period in 2002, as summarized in the following table.

	Second Quarter of 2003		Second Quarter of 2002		First Two Quarters of 2003		First Two Quarters of 2002
Revenues	$295.2	100.0%	$294.1	100.0%	$607.5	100.0%	$602.1	100.0%
Cost of sales	216.6	73.4%	215.8	73.4%	446.6	73.5%	441.1	73.3%

Consolidated operating margin	$78.6	26.6%	$78.3	26.6%	$160.9	26.5%	$161.0	26.7%

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated cost of sales increased $0.8 million or 0.4% to $216.6 million in the second quarter of 2003, from $215.8 million in the comparable period in 2002, and increased $5.5 million or 1.2% to $446.6 million in the first two quarters of 2003, from $441.1 million in the comparable period in 2002. These net increases in consolidated cost of sales were driven in part by cost of sales changes at domestic Company-owned stores and domestic distribution, as more fully described below.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin decreased $2.7 million or 13.1% to $18.3 million in the second quarter of 2003, from $21.0 million in the comparable period in 2002, and decreased $6.3 million or 14.5% to $37.2 million in the first two quarters of 2003, from $43.5 million in the comparable period in 2002, as summarized in the following table.

Domestic Company-Owned Stores	Second Quarter of 2003		Second Quarter of 2002		First Two Quarters of 2003		First Two Quarters of 2002
Revenues	$85.9	100.0%	$88.5	100.0%	$175.8	100.0%	$178.4	100.0%
Cost of sales	67.6	78.8%	67.5	76.2%	138.6	78.9%	134.9	75.6%

Store operating margin	$18.3	21.2%	$21.0	23.8%	$37.2	21.1%	$43.5	24.4%

Cost of sales increased as a percentage of store revenues in the second quarter and first two quarters of 2003, compared to the comparable period in 2002, due primarily to increases in food, labor and occupancy costs.

As a percentage of store revenues, food costs increased 0.4% to 26.4% in the second quarter of 2003, from 26.0% in the comparable period in 2002, and increased 0.9% to 26.7% in the first two quarters of 2003, from 25.8% in the comparable period in 2002. These increases in food costs as a percentage of store revenues were due primarily to a change in product mix per order as a result of certain promotions and new product introductions, offset in part by a market decrease in overall food prices, including cheese. As a percentage of store revenues, labor costs remained flat at 30.1% in the second quarter of 2003, compared to the same period in 2002, and increased 0.5% to 30.3% in the first two quarters of 2003, from 29.8% in the comparable period in 2002. This increase primarily reflects the impact of decreased same store sales and the resulting effects on the fixed portion of store labor and, to a lesser extent, increased average wage rates at our stores. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.5% to 10.6% in the second quarter of 2003, from 9.1% in the comparable period in 2002, and increased 1.4% to 10.2% in the first two quarters of 2003, from 8.8% in the comparable period in 2002. These increases in occupancy costs were due primarily to increases in store operating costs including, telephone, utilities and depreciation. This increase in depreciation is primarily a result of recent investments in our stores including the implementation of a new point of sale system as well as significant investments in the re-imaging of substantially all of our stores.

Domestic Distribution

The domestic distribution operating margin increased $0.6 million or 3.5% to $17.9 million in the second quarter of 2003, from $17.3 million in the comparable period in 2002, and increased $2.7 million or 7.8% to $37.7 million in the first two quarters of 2003, from $35.0 million in the comparable period in 2002. These results are summarized in the following tables.

Domestic Distribution	Second Quarter of 2003		Second Quarter of 2002		First Two Quarters of 2003		First Two Quarters of 2002
Revenues	$154.6	100.0%	$154.7	100.0%	$322.1	100.0%	$320.5	100.0%
Cost of sales	136.7	88.4%	137.4	88.8%	284.4	88.3%	285.5	89.1%

Distribution operating margin	$17.9	11.6%	$17.3	11.2%	$37.7	11.7%	$35.0	10.9%

Cost of sales as a percentage of distribution revenues was positively impacted by increases in volumes, efficiencies in the areas of operations and purchasing as well as reductions in certain commodity prices, including cheese. Reductions in certain food prices have a positive effect on the distribution operating margin as a percentage of distribution revenues due to the fixed dollar margin earned by domestic distribution on sales of certain food items, including cheese. Had cheese prices remained constant with 2002 levels, the domestic distribution operating margin for the second quarter and first two quarters of 2003 would have been approximately 11.3% and 11.4% of distribution revenues, respectively, or 0.3% less than the reported amounts for each of the second quarter and first two quarters of 2003.

General and Administrative Expenses

General and administrative expenses decreased $8.1 million or 17.0% to $39.4 million in the second quarter of 2003, from $47.5 million in the comparable period in 2002, and decreased $11.3 million or 12.4% to $80.3 million in the first two quarters of 2003, from $91.6 million in the comparables period in 2002. As a percentage of total revenues, general and administrative expenses decreased 2.8% to 13.3% in the second quarter of 2003, from 16.1% in the comparable period in 2002, and decreased 2.0% to 13.2% in the first two quarters of 2003, from 15.2% in the comparable period in 2002. These improvements in general and administrative expenses as a percentage of revenues were due in part to management’s continued focus on controlling overhead costs, including decreases in administrative labor, and decreases in depreciation and amortization. Additionally, during the second quarter of 2002, the Company expensed approximately $5.3 million of certain capitalized software costs.

Interest Expense

Interest expense decreased $2.7 million or 19.5% to $11.0 million in the second quarter of 2003, from $13.7 million in the comparable period in 2002, and decreased $3.8 million or 14.2% to $23.4 million in the first two quarters of 2003, from $27.2 million in the comparable period in 2002. These decreases in interest expense were due primarily to decreases in related variable interest rates on our senior credit facility borrowings and reduced debt levels. The Company repaid $21.4 million of debt in the first two quarters of 2003.

Provision for Income Taxes

Provision for income taxes increased $4.5 million to $10.8 million in the second quarter of 2003, from $6.3 million in the comparable period in 2002, and increased $5.8 million to $21.5 million in the first two quarters of 2003, from $15.7 million in the comparable period in 2002.

Liquidity and Capital Resources

We had working capital of $16.3 million and cash and cash equivalents of $51.7 million at June 15, 2003. Historically, we have operated with minimal or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. In addition, our sales are not typically seasonal, which further limits our working capital requirements. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources.

As of June 15, 2003, we had $580.7 million of long-term debt, of which $3.8 million was classified as a current liability. There were no borrowings under our $100 million revolving credit facility. Letters of credit issued under the revolving credit facility were $21.8 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $60.5 million and $52.4 million in the first two quarters of 2003 and 2002, respectively. The $8.1 million increase was due primarily to a $9.2 million increase in net income.

Cash used in investing activities was $9.6 million and $47.2 million in the first two quarters of 2003 and 2002, respectively. The $37.6 million decrease was due primarily to a $21.9 million decrease in acquisitions of franchise operations and a $13.1 million decrease in capital expenditures. The decrease in acquisitions of franchise operations is due primarily to the Company’s purchase of our franchise operations in Arizona in the first quarter of 2002 (the “Arizona Acquisition”).

Cash used in financing activities was $21.8 million and $41.6 million in the first two quarters of 2003 and 2002, respectively. The $19.8 million decrease was due primarily to a $9.7 million decrease in distributions to parent primarily relating to the Arizona Acquisition and a $10.7 million decrease in repayments of long-term debt.

On June 25, 2003, the Company, together with its parent and subsidiaries, consummated a recapitalization transaction which included, among other things, the issuance and sale by Domino’s, Inc. of $403.0 million aggregate principal amount at maturity of 8¼% Senior Subordinated Notes due 2011 (the “2011 Notes”) and borrowings by Domino’s, Inc. of $610.0 million in term loans. The Company also secured a $125.0 million revolving credit facility (together with the term loans, the “2003 Senior Credit Facility”). The Company used the proceeds from these borrowings and cash from operations to:

•	purchase an aggregate of $206.7 million principal amount of its 10 3/8% Senior Subordinated Notes due 2009 (the “2009 Notes”) for an aggregate purchase price of approximately $236.7 million;

•	repay all amounts outstanding under the previous senior credit facility;

•	distribute amounts to its parent to redeem all of its outstanding 11.5% Cumulative Preferred Stock for an aggregate redemption price of approximately $200.5 million;

•	distribute amounts to its parent to pay a dividend on its outstanding common stock in the aggregate amount of approximately $188.3 million;

•	make compensatory make-whole payments to specified parent shareholders and Company officers, directors and employees who hold parent stock options in the aggregate amount of approximately $12.4 million; and

•	pay related transaction fees and expenses.

The 2011 Notes accrue interest at a rate of 8¼% per annum and will be payable semi-annually in arrears on January 1 and July 1, commencing on January 1, 2004. Prior to July 1, 2006, the Company may redeem, at a fixed price, up to 40% of the aggregate principal amount of the 2011 Notes with the proceeds of equity offerings, if any, by the Company or its parent. Prior to July 1, 2007, the Company may also redeem the 2011 Notes, as a whole, but not in part, upon the occurrence of a change in control, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem all or a part of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 and thereafter. In the event of a change in control, as defined in the 2011 Notes, the Company will be obligated to repurchase the 2011 Notes tendered by the holders at a fixed price. The 2011 Notes are guaranteed by most of the Company’s domestic subsidiaries as well as one foreign subsidiary.

The 2003 Senior Credit Facility consists of $610.0 million in term loans expiring in June 2010 and a $125.0 million revolving credit facility expiring in June 2009. The agreement requires annual amortization of the term loans, made in equal quarterly payments, of $10.0 million in 2003, $30.0 million in 2004, $45.0 million in 2005, $60.0 million in 2006, $75.0 million in 2007, $85.0 million in 2008, $95.0 million in 2009 and $210.0 million in 2010. The 2003 Senior Credit Facility contains certain financial and non-financial covenants and is guaranteed by the Company’s parent and most of the Company’s domestic subsidiaries and one foreign subsidiary. The 2003 Senior Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. Borrowings under the 2003 Senior Credit Facility bear interest at LIBOR plus an applicable margin not to exceed 300 basis points.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility or through other sources to enable us to service our indebtedness, including the senior credit facility and the senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior credit facility will be subject to future economic conditions and subject to financial, business and other factors, many of which are beyond our control. Additionally, the Company may be requested to provide funds to TISM, Inc., our parent company (“TISM”), for stock dividends, stock repurchases, distributions and/or other cash needs of TISM.

Forward-Looking Statements

Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also, statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the Form 10-K for the year ended December 29, 2002 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company is party to an interest rate collar and four interest rate swap agreements which effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company’s debt under its senior credit facility to various fixed rates over various terms. These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Rate
Interest Rate Collar	$70.0 million	June 2001—June 2003	3.86%—Floor 6.00%—Ceiling
Interest Rate Swap	$70.0 million	June 2001—June 2004	4.90%
Interest Rate Swap	$35.0 million	September 2001—September 2003	3.645%
Interest Rate Swap	$35.0 million	September 2001—September 2004	3.69%
Interest Rate Swap	$75.0 million	August 2002—June 2005	3.25%

Interest Rate Risk

The Company’s variable interest expense is sensitive to changes in the general level of interest rates. As of June 15, 2003, a portion of the Company’s debt is borrowed at Eurodollar rates plus a blended margin rate of 2.25%. As of June 15, 2003, the weighted average interest rate on our $77.3 million of variable interest debt was 3.54%.

The Company had total interest expense of approximately $23.4 million in the first two quarters of 2003. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $0.7 million.

Item 4.	Controls and Procedures

a.	Within 90 days prior to the date of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit Number	Description

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Harry J. Silverman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	The following Current Reports on Form 8-K were filed or furnished with the SEC:

Current Report on Form 8-K dated May 28, 2003 which included a press release to announce the commencement of a tender offer for all outstanding 10 3/8% Senior Subordinated Notes due January 15, 2009 (the “Notes”) issued by the Company and to solicit the consent of holders of the Notes to amend certain provisions of the Indenture governing the Notes.

Current Report on Form 8-K dated June 10, 2003 which included a press release to announce that it had fixed the tender offer consideration and the total purchase price to be paid for the Notes validly tendered and accepted for purchase. The Company also announced in a separate press release that it had received consents from holders of the Notes representing in excess of a majority in principal amount of its outstanding Notes and the consent condition relating to the pending tender offer for all of the outstanding Notes had been satisfied.

Current Report on Form 8-K dated June 25, 2003 which included a press release stating that the Company accepted for purchase $206.7 million in principal amount of the outstanding Notes issued by the Company.

Current Report on Form 8-K dated June 25, 2003 stating that the Company, together with its parent and subsidiaries, consummated a recapitalization transaction. Accompanying exhibits included the related indenture and credit agreement, as well as stock option plan amendment documentation and the employment agreement with the Company’s Chief Executive Officer.

Current Report on Form 8-K dated July 29, 2003 which included a press release announcing the Company’s second quarter 2003 financial results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S, INC. (Registrant)

Date: July 29, 2003	/s/ HARRY J. SILVERMAN
Chief Financial Officer