Form 10-Q
period 2003-09-07
DOMINOS INC
filed 2003-10-22
CIK 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 7, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file number: 333- 74797

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

The number of shares outstanding of the registrant’s common stock as of October 13, 2003 was 10 shares.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	September 7, 2003 (Unaudited)	December 29, 2002 (Note)
Assets
Current assets:
Cash and cash equivalents	$25,010	$22,472
Accounts receivable	60,339	57,497
Inventories	22,470	21,832
Notes receivable	3,455	3,398
Prepaid expenses and other	13,440	6,673
Advertising fund assets, restricted	28,005	28,231
Deferred income taxes	7,141	6,809

Total current assets	159,860	146,912

Property, plant and equipment:
Land and buildings	15,669	15,986
Leasehold and other improvements	59,892	57,029
Equipment	152,461	145,513
Construction in progress	5,952	5,727

	233,974	224,255
Accumulated depreciation and amortization	115,139	103,708

Property, plant and equipment, net	118,835	120,547

Other assets:
Deferred financing costs	19,770	18,264
Goodwill	27,533	27,232
Capitalized software	26,976	28,313
Other assets	14,550	20,872
Deferred income taxes	54,911	60,287

Total other assets	143,740	154,968

Total assets	$422,435	$422,427

Liabilities and stockholder’s deficit
Current liabilities:
Current portion of long-term debt	$22,091	$2,843
Accounts payable	48,955	46,131
Insurance reserves	8,638	8,452
Advertising fund liabilities	28,005	28,231
Other accrued liabilities	61,418	71,571

Total current liabilities	169,107	157,228

Long-term liabilities:
Long-term debt, less current portion	949,480	599,180
Insurance reserves	16,356	12,510
Other accrued liabilities	28,928	29,090

Total long-term liabilities	994,764	640,780

Stockholder’s deficit:
Common stock	—	—
Additional paid-in capital	124,019	120,723
Retained deficit	(863,509)	(491,793)
Accumulated other comprehensive loss	(1,946)	(4,511)

Total stockholder’s deficit	(741,436)	(375,581)

Total liabilities and stockholder’s deficit	$422,435	$422,427

Note: The balance sheet at December 29, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
(In thousands)	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002

Revenues:
Domestic Company-owned stores	$82,419	$84,436	$258,236	$262,824
Domestic franchise	31,411	30,623	98,164	97,219
Domestic distribution	157,689	143,614	479,757	464,080
International	21,329	18,387	64,159	55,055

Total revenues	292,848	277,060	900,316	879,178

Operating expenses:
Cost of sales	220,066	203,450	666,701	644,578
General and administrative	50,857	39,111	129,375	129,839

Total operating expenses	270,923	242,561	796,076	774,417

Income from operations	21,925	34,499	104,240	104,761

Interest income	124	47	319	315
Interest expense	(30,967)	(17,099)	(54,320)	(44,312)
Other	(20,422)	(301)	(22,164)	(1,217)

Income (loss) before provision (benefit) for income taxes	(29,340)	17,146	28,075	59,547

Provision (benefit) for income taxes	(11,002)	6,345	10,528	22,032

Net income (loss)	$(18,338)	$10,801	$17,547	$37,515

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Fiscal Quarters Ended
(In thousands)	September 7, 2003	September 8, 2002
Cash flows from operating activities:
Net cash provided by operating activities	$52,094	$66,032

Cash flows from investing activities:
Capital expenditures	(17,567)	(38,361)
Acquisitions of franchise operations	—	(21,850)
Other	7,653	1,123

Net cash used in investing activities	(9,914)	(59,088)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,010,090	365,000
Repayments of long-term debt	(640,426)	(408,911)
Cash paid for financing costs	(20,048)	(3,609)
Capital contribution	—	521
Distributions to Parent	(389,263)	(10,191)

Net cash used in financing activities	(39,647)	(57,190)

Effect of exchange rate changes on cash and cash equivalents	5	119

Increase (decrease) in cash and cash equivalents	2,538	(50,127)
Cash and cash equivalents, at beginning of period	22,472	55,147

Cash and cash equivalents, at end of period	$25,010	$5,020

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands)

September 7, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and three fiscal quarters ended September 7, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2003. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 29, 2002 included in our Form 10-K.

2. Comprehensive Income

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002
Net income (loss)	$(18,338)	$10,801	$17,547	$37,515
Unrealized gain (loss) on derivative instruments, net of tax	576	(1,821)	(990)	(4,719)
Reclassification adjustment for losses included in net income (loss), net of tax	906	779	2,999	2,244
Currency translation adjustment	(679)	213	556	693

Comprehensive income (loss)	$(17,535)	$9,972	$20,112	$35,733

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation and amortization, calculated in the manner required by SFAS No. 131 and which we refer to throughout this document as EBITDA, as adjusted, for each of the Company’s reportable segments.

	Fiscal Quarter Ended September 7, 2003 and September 8, 2002
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2003	$113,830	$181,092	$21,329	$(23,403)	$—	$292,848
2002	115,059	166,924	18,387	(23,310)	—	277,060
Income from operations –
2003	$25,625	$9,195	$6,655	N/A	$(19,550)	$21,925
2002	27,174	9,035	4,883	N/A	(6,593)	34,499
EBITDA, as adjusted –
2003	$28,643	$10,958	$6,895	N/A	$(20,698)	$25,798
2002	29,729	10,620	5,065	N/A	(5,618)	39,796

	Three Fiscal Quarters Ended September 7, 2003 and September 8, 2002
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2003	$356,400	$551,438	$64,159	$(71,681)	$—	$900,316
2002	360,043	535,989	55,055	(71,909)	—	879,178
Income from operations –
2003	$86,452	$31,526	$18,667	N/A	$(32,405)	$104,240
2002	89,278	28,972	14,529	N/A	(28,018)	104,761
EBITDA, as adjusted –
2003	$95,257	$36,678	$19,337	N/A	$(30,191)	$121,081
2002	96,313	33,591	15,030	N/A	(17,750)	127,184

The following table reconciles EBITDA, as adjusted to consolidated income (loss) before provision (benefit) for income taxes.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002
EBITDA, as adjusted	$25,798	$39,796	$121,081	$127,184
Depreciation and amortization	(6,668)	(5,737)	(19,993)	(19,560)
Interest expense	(30,967)	(17,099)	(54,320)	(44,312)
Interest income	124	47	319	315
Gains (losses) on sale/disposal of assets	2,795	440	3,152	(2,863)
Loss on debt extinguishments	(20,422)	(301)	(22,164)	(1,217)

Income (loss) before provision (benefit) for income taxes	$(29,340)	$17,146	$28,075	$59,547

4. New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests of a non-public equity company in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first annual reporting period beginning after June 15, 2003, which is the end of our fiscal 2004. We have concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation. We are assessing FIN 46 as it relates to VIEs created before February 1, 2003 and, although we have not completed our analysis, we currently do not expect adoption to have a material effect on our financial statements.

5. Balance Sheet Presentation of Advertising Fund

The Company has presented on a gross basis approximately $28.0 million of assets and liabilities of our advertising fund (the “Advertising Fund”) in the condensed consolidated balance sheet as of September 7, 2003 and has reclassified approximately $28.2 million of assets and liabilities of the Advertising Fund in the condensed consolidated balance sheet as of December 29, 2002. The Company had previously presented these assets and liabilities on a net basis. As the related assets, consisting primarily of cash and accounts receivable, held by the Advertising Fund can only be used for activities that promote the Domino’s Pizza brand, all assets held by the Advertising Fund are considered restricted.

6. Stock Based Compensation

The Company accounts for our parent company’s stock option plan under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related Interpretations. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to the stock-based employee compensation.

	Fiscal Quarter Ended		Three Fiscal Quarters Ended
	September 7, 2003	September 8, 2002	September 7, 2003	September 8, 2002
Net income (loss), as reported	$(18,338)	$10,801	$17,547	$37,515
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	2,060	—	2,060	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(2,806)	(16)	(2,906)	(47)

Net income (loss), pro forma	$(19,084)	$10,785	$16,701	$37,468

7. Recapitalization

On June 25, 2003, the Company, together with its parent consummated a recapitalization transaction whereby the Company:

(1)	issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% Senior Subordinated Notes due 2011 (the “2011 Notes”) at a discount resulting in gross proceeds of $400.1 million;

(2)	borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility (collectively the “2003 Senior Credit Facility”); and

(3)	used the proceeds from the 2011 Notes, borrowings under the 2003 Senior Credit Facility and cash from operations to:

•	purchase an aggregate of $206.7 million principal amount of its 10 3/8% Senior Subordinated Notes due 2009 for an aggregate purchase price, including $20.4 million of bond tender fees recorded in other expense and $9.6 million of accrued interest, of approximately $236.7 million; losses on debt extinguishments for all periods presented have been reclassified from general and administrative expenses to other expense to conform with the income statement presentation of the aforementioned bond tender fees.

•	repay all amounts outstanding under the previous senior credit facility;

•	distribute amounts to its parent to redeem all of its outstanding 11.5% Cumulative Preferred Stock for an aggregate redemption price of approximately $200.5 million;

•	distribute amounts to its parent to pay a dividend on its outstanding common stock in the aggregate amount of approximately $188.3 million;

•	make compensatory make-whole payments to specified parent shareholders and Company officers, directors and employees who hold parent stock options in the aggregate amount of approximately $12.4 million; and

•	pay related transaction fees and expenses.

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

Domino’s, Inc.

Supplemental Condensed Consolidating Statements of Operations

	Fiscal Quarter Ended September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$288,044	$4,804	$—	$292,848

Cost of sales	—	216,322	3,744	—	220,066
General and administrative	—	49,542	1,315	—	50,857

Total operating expenses	—	265,864	5,059	—	270,923

Income (loss) from operations	—	22,180	(255)	—	21,925

Equity earnings in subsidiaries	13,736	—	—	(13,736)	—
Interest income (expense), net	(30,916)	147	(74)	—	(30,843)
Other	(20,422)	—	—	—	(20,422)

Income (loss) before provision (benefit) for income taxes	(37,602)	22,327	(329)	(13,736)	(29,340)

Provision (benefit) for income taxes	(19,264)	8,262	—	—	(11,002)

Net income (loss)	$(18,338)	$14,065	$(329)	$(13,736)	$(18,338)

	Three Fiscal Quarters Ended September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$885,540	$14,776	$—	$900,316

Cost of sales	—	655,360	11,341	—	666,701
General and administrative	—	125,521	3,854	—	129,375

Total operating expenses	—	780,881	15,195	—	796,076

Income (loss) from operations	—	104,659	(419)	—	104,240

Equity earnings in subsidiaries	65,545	—	—	(65,545)	—
Interest income (expense), net	(54,169)	375	(207)	—	(54,001)
Other	(22,164)	—	—	—	(22,164)

Income (loss) before provision (benefit) for income taxes	(10,788)	105,034	(626)	(65,545)	28,075

Provision (benefit) for income taxes	(28,335)	38,863	—	—	10,528

Net income (loss)	$17,547	$66,171	$(626)	$(65,545)	$17,547

	Fiscal Quarter Ended September 8, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$273,160	$3,900	$—	$277,060

Cost of sales	—	200,465	2,985	—	203,450
General and administrative	—	38,083	1,028	—	39,111

Total operating expenses	—	238,548	4,013	—	242,561

Income (loss) from operations	—	34,612	(113)	—	34,499

Equity earnings in subsidiaries	21,641	—	—	(21,641)	—
Interest income (expense), net	(17,007)	19	(64)	—	(17,052)
Other	(301)	—	—	—	(301)

Income (loss) before provision (benefit) for income taxes	4,333	34,631	(177)	(21,641)	17,146

Provision (benefit) for income taxes	(6,468)	12,813	—	—	6,345

Net income (loss)	$10,801	$21,818	$(177)	$(21,641)	$10,801

	Three Fiscal Quarters Ended September 8, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$868,067	$11,111	$—	$879,178

Cost of sales	—	636,239	8,339	—	644,578
General and administrative	—	126,863	2,976	—	129,839

Total operating expenses	—	763,102	11,315	—	774,417

Income (loss) from operations	—	104,965	(204)	—	104,761

Equity earnings in subsidiaries	65,902	—	—	(65,902)	—
Interest income (expense), net	(44,061)	230	(166)	—	(43,997)
Other	(1,217)	—	—	—	(1,217)

Income (loss) before provision (benefit) for income taxes	20,624	105,195	(370)	(65,902)	59,547

Provision (benefit) for income taxes	(16,890)	38,922	—	—	22,032

Net income (loss)	$37,514	$66,273	$(370)	$(65,902)	$37,515

Domino’s, Inc.

Supplemental Condensed Consolidating Balance Sheets

	As of September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$24,286	$724	$—	$25,010

Accounts receivable	—	54,727	5,612	—	60,339
Advertising fund assets, restricted	—	—	28,005	—	28,005
Other current assets	3,316	41,431	1,759	—	46,506

Current assets	3,316	120,444	36,100	—	159,860

Property, plant and equipment, net	—	114,970	3,865	—	118,835

Other assets	246,673	75,132	1,116	(179,181)	143,740

Total assets	$249,989	$310,546	$41,081	$(179,181)	$422,435

Current portion of long-term debt	$21,987	$—	$104	$—	$22,091
Accounts payable	—	38,488	10,467	—	48,955
Advertising fund liabilities	—	—	28,005	—	28,005
Other current liabilities	16,990	52,223	843	—	70,056

Current liabilities	38,977	90,711	39,419	—	169,107

Long-term debt	949,193	—	287	—	949,480
Other long-term liabilities	3,255	41,790	239	—	45,284

Long-term liabilities	952,448	41,790	526	—	994,764

Stockholder’s equity (deficit)	(741,436)	178,045	1,136	(179,181)	(741,436)

Total liabilities and stockholder’s equity (deficit)	$249,989	$310,546	$41,081	$(179,181)	$422,435

	As of December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$21,522	$950	$—	$22,472
Accounts receivable	—	53,523	3,974	—	57,497
Advertising fund assets, restricted	—	—	28,231	—	28,231
Other current assets	—	37,075	1,637	—	38,712

Current assets	—	112,120	34,792	—	146,912

Property, plant and equipment, net	—	116,916	3,631	—	120,547

Other assets	246,053	86,373	1,466	(178,924)	154,968

Total assets	$246,053	$315,409	$39,889	$(178,924)	$422,427

Current portion of long-term debt	$2,738	$—	$105	$—	$2,843
Accounts payable	—	38,010	8,121	—	46,131
Advertising fund liabilities	—	—	28,231	—	28,231
Other current liabilities	18,858	59,746	1,419	—	80,023

Current liabilities	21,596	97,756	37,876	—	157,228

Long-term debt	598,877	—	303	—	599,180
Other long-term liabilities	1,161	40,165	274	—	41,600

Long-term liabilities	600,038	40,165	577	—	640,780

Stockholder’s equity (deficit)	(375,581)	177,488	1,436	(178,924)	(375,581)

Total liabilities and stockholder’s equity (deficit)	$246,053	$315,409	$39,889	$(178,924)	$422,427

Domino’s, Inc.

Supplemental Condensed Consolidating Statements of Cash Flows

	Three Fiscal Quarters Ended September 7, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(57,872)	$109,672	$294	$—	$52,094

Capital expenditures	—	(17,065)	(502)	—	(17,567)
Other	—	7,653	—	—	7,653

Net cash flows used in investing activities	—	(9,412)	(502)	—	(9,914)

Proceeds from issuance of long-term debt	1,010,090	—	—	—	1,010,090
Repayments of long-term debt	(640,381)	—	(45)	—	(640,426)
Other	(311,837)	(97,474)	—	—	(409,311)

Net cash flows provided by (used in) financing activities	57,872	(97,474)	(45)	—	(39,647)

Effect of exchange rate changes on cash and cash equivalents	—	(22)	27	—	5

Increase (decrease) in cash and cash equivalents	—	2,764	(226)	—	2,538

Cash and cash equivalents, at beginning of period	—	21,522	950	—	22,472

Cash and cash equivalents, at end of period	$—	$24,286	$724	$—	$25,010

	Three Fiscal Quarters Ended September 8, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(43,861)	$109,625	$268	$—	$66,032

Capital expenditures	—	(37,910)	(451)	—	(38,361)
Other	—	(20,727)	—	—	(20,727)

Net cash flows used in investing activities	—	(58,637)	(451)	—	(59,088)

Proceeds from issuance of long-term debt	365,000	—	—	—	365,000
Repayments of long-term debt	(408,202)	—	(709)	—	(408,911)
Other	87,063	(100,342)	—	—	(13,279)

Net cash flows provided by (used in) financing activities	43,861	(100,342)	(709)	—	(57,190)

Effect of exchange rate changes on cash and cash equivalents	—	74	45	—	119

Decrease in cash and cash equivalents	—	(49,280)	(847)	—	(50,127)

Cash and cash equivalents, at beginning of period	—	53,966	1,181	—	55,147

Cash and cash equivalents, at end of period	$—	$4,686	$334	$—	$5,020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2003 and 2002 third quarters referenced herein represent the twelve-week periods ended September 7, 2003 and September 8, 2002, respectively. The 2003 and 2002 first three quarters referenced herein represent the thirty-six week periods ended September 7, 2003 and September 8, 2002, respectively.

Store Growth Activity

The following is a summary of the Company’s store growth activity for the third quarter and first three quarters of 2003.

	Third Quarter of 2003
	Beginning of Period	Opened	Closed	Transfers	End of Period
Domestic Company-owned stores	579	1	(1)	—	579
Domestic franchise	4,283	25	(12)	—	4,296

Domestic stores	4,862	26	(13)	—	4,875
International	2,429	46	(18)	—	2,457

Total	7,291	72	(31)	—	7,332

	First Three Quarters of 2003
	Beginning of Period	Opened	Closed	Transfers	End of Period
Domestic Company-owned stores	577	5	(3)	—	579
Domestic franchise	4,271	68	(43)	—	4,296

Domestic stores	4,848	73	(46)	—	4,875
International	2,382	137	(62)	—	2,457

Total	7,230	210	(108)	—	7,332

Revenues

Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

Consolidated revenues increased $15.7 million or 5.7% to $292.8 million in the third quarter of 2003, from $277.1 million in the comparable period in 2002, and increased $21.1 million or 2.4% to $900.3 million in the first three quarters of 2003, from $879.2 million in the comparable period in 2002. These increases in revenues were due primarily to increases in domestic distribution revenues and, to a lesser extent, increases in international revenues. These increases were offset in part by decreases in domestic stores revenues. These results are more fully described below.

Domestic Stores

Domestic stores are comprised of domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	Third Quarter of 2003		Third Quarter of 2002		First Three Quarters of 2003		First Three Quarters of 2002
Domestic Company-owned stores	$82.4	72.4%	$84.4	73.4%	$258.2	72.5%	$262.8	73.0%
Domestic franchise	31.4	27.6%	30.6	26.6%	98.2	27.5%	97.2	27.0%

Total domestic stores revenues	$113.8	100.0%	$115.1	100.0%	$356.4	100.0%	$360.0	100.0%

Domestic stores revenues decreased $1.3 million or 1.1% to $113.8 million in the third quarter of 2003, from $115.1 million in the comparable period in 2002, and decreased $3.6 million or 1.0% to $356.4 million in the first three quarters of 2003, from $360.0 million in the comparable period in 2002. These decreases in revenues were due primarily to decreases in same store sales at our domestic Company-owned stores during 2003, offset in part by increases in same store sales at our domestic franchise stores, and are more fully described below. Same store sales for domestic stores increased 0.5% in the third quarter of 2003 and decreased 0.4% in the first three quarters of 2003, compared to the same periods in 2002.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations decreased $2.0 million or 2.4% to $82.4 million in the third quarter of 2003, from $84.4 million in the comparable period in 2002, and decreased $4.6 million or 1.7% to $258.2 million in the first three quarters of 2003, from $262.8 million in the comparable period in 2002. These decreases in revenues were due to decreases in same store sales. Same store sales for domestic Company-owned stores decreased 2.4% and 3.7% in the third quarter and first three quarters of 2003, respectively, compared to the same periods in 2002. There were 579 and 584 domestic Company-owned stores in operation as of September 7, 2003, and September 8, 2002, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased $0.8 million or 2.6% to $31.4 million in the third quarter of 2003, from $30.6 million in the comparable period in 2002, and increased $1.0 million or 1.0% to $98.2 million in the first three quarters of 2003, from $97.2 in the comparable period in 2002. These increases in revenues were due to increases in the average number of domestic franchise stores open during 2003 and increases in same store sales. There were 4,296 and 4,227 domestic franchise stores in operation as of September 7, 2003 and September 8, 2002, respectively. Same store sales for domestic franchise stores increased 0.9% and 0.1% in the third quarter and first three quarters of 2003, respectively, compared to the same periods in 2002.

Domestic Distribution

Revenues from domestic distribution operations increased $14.1 million or 9.8% to $157.7 million in the third quarter of 2003, from $143.6 million in the comparable period in 2002, and increased $15.7 million or 3.4% to $479.8 million in the first three quarters of 2003, from $464.1 million in the comparable period in 2002. These increases in revenues were due primarily to an increase in overall food basket prices, including higher cheese prices, and to a lesser extent, an increase in volumes. The cheese block price per pound averaged $1.38 and $1.21 in the third quarter and first three quarters of 2003, respectively, compared to $1.12 and $1.20 in the comparable periods in 2002.

International

Revenues from international operations increased $2.9 million or 16.0% to $21.3 million in the third quarter of 2003, from $18.4 million in the comparable period in 2002, and increased $9.1 million or 16.5% to $64.2 million in the first three quarters of 2003, from $55.1 million in the comparable period in 2002. These increases in revenues were due in part to increases in same store sales and in the average number of international stores open during 2003. On a constant dollar basis, same store sales increased 4.8% and 4.0% in the third quarter and first three quarters of 2003, respectively, compared to the same periods in 2002. On a historical dollar basis, same store sales increased 7.8% and 6.8% in the third quarter and first three quarters of 2003, respectively, compared to the same periods in 2002. The 2003 same store sales results indicate that the U.S. Dollar was generally weaker against the currencies of those countries in which we compete, as compared to the same periods in 2002. There were 2,457 and 2,327 international stores in operation as of September 7, 2003 and September 8, 2002, respectively.

Cost of Sales / Operating Margin

The consolidated operating margin, which we define as revenues less cost of sales, decreased $0.8 million or 1.1% to $72.8 million in the third quarter of 2003, from $73.6 million in the comparable period in 2002, and decreased $1.0 million or 0.4% to $233.6 million in the first three quarters of 2003, from $234.6 million in the comparable period in 2002, as summarized in the following table.

	Third Quarter of 2003		Third Quarter of 2002		First Three Quarters of 2003		First Three Quarters of 2002
Revenues	$292.8	100.0%	$277.1	100.0%	$900.3	100.0%	$879.2	100.0%
Cost of sales	220.1	75.1%	203.5	73.4%	666.7	74.1%	644.6	73.3%

Consolidated operating margin	$72.8	24.9%	$73.6	26.6%	$233.6	25.9%	$234.6	26.7%

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

Consolidated cost of sales increased $16.6 million or 8.2% to $220.1 million in the third quarter of 2003, from $203.5 million in the comparable period in 2002, and increased $22.1 million or 3.4% to $666.7 million in the first three quarters of 2003, from $644.6 million in the comparable period in 2002. These net increases in consolidated cost of sales were driven in part by cost of sales changes at domestic Company-owned stores and domestic distribution, as more fully described below.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin decreased $3.4 million or 18.7% to $15.0 million in the third quarter of 2003, from $18.4 million in the comparable period in 2002, and decreased $9.8 million or 15.8% to $52.1 million in the first three quarters of 2003, from $61.9 million in the comparable period in 2002, as summarized in the following table.

Domestic Company-Owned Stores	Third Quarter of 2003		Third Quarter of 2002		First Three Quarters of 2003		First Three Quarters of 2002
Revenues	$82.4	100.0%	$84.4	100.0%	$258.2	100.0%	$262.8	100.0%
Cost of sales	67.4	81.8%	66.0	78.2%	206.1	79.8%	200.9	76.5%

Store operating margin	$15.0	18.2%	$18.4	21.8%	$52.1	20.2%	$61.9	23.5%

Cost of sales increased as a percentage of store revenues in the third quarter and first three quarters of 2003, compared to the comparable period in 2002, due primarily to increases in food and occupancy costs.

As a percentage of store revenues, food costs increased 1.9% to 27.7% in the third quarter of 2003, from 25.8% in the comparable period in 2002, and increased 1.3% to 27.1% in the first three quarters of 2003, from 25.8% in the comparable period in 2002. These increases in food costs as a percentage of store revenues were due primarily to a market increase in overall food prices, including cheese, and a change in product mix per order as a result of certain promotions and new product introductions. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.1% to 11.0% in the third quarter of 2003, from 9.9% in the comparable period in 2002, and increased 1.3% to 10.5% in the first three quarters of 2003, from 9.2% in the comparable period in 2002. These increases in occupancy costs were due primarily to increases in depreciation. These increases in depreciation are primarily a result of recent investments in our stores including the implementation of a new point of sale system.

Domestic Distribution

The domestic distribution operating margin decreased $0.3 million or 1.6% to $16.2 million in the third quarter of 2003, from $16.5 million in the comparable period in 2002, and increased $2.5 million or 4.8% to $53.9 million in the first three quarters of 2003, from $51.4 million in the comparable period in 2002, as summarized in the following table.

Domestic Distribution	Third Quarter of 2003		Third Quarter of 2002		First Three Quarters of 2003		First Three Quarters of 2002
Revenues	$157.7	100.0%	$143.6	100.0%	$479.8	100.0%	$464.1	100.0%
Cost of sales	141.5	89.7%	127.1	88.5%	425.9	88.8%	412.7	88.9%

Distribution operating margin	$16.2	10.3%	$16.5	11.5%	$53.9	11.2%	$51.4	11.1%

Cost of sales as a percentage of distribution revenues for the third quarter of 2003 was negatively impacted by increases in certain commodity prices, including cheese, as well as increases in fuel and insurance costs. Increases in certain food prices, including cheese, have a negative effect on the distribution operating margin as a percentage of distribution revenues due to the fixed dollar margin earned by domestic distribution on sales of these food items to stores. Had cheese prices remained constant with 2002 levels, the domestic distribution operating margin for the third quarter of 2003 would have been approximately 10.8% of distribution revenues, or 0.5% higher than the reported amounts for the third quarter of 2003. These increases in cost of sales as a percentage of distribution revenues were offset in part by a slight increase in volumes.

Cost of sales as a percentage of distribution revenues for the first three quarters of 2003 was positively impacted by increases in volumes and efficiencies in the areas of operations and purchasing, offset in part by increases in certain commodity prices.

General and Administrative Expenses

General and administrative expenses increased $11.8 million or 30.0% to $50.9 million in the third quarter of 2003, from $39.1 million in the comparable period in 2002, and decreased $0.4 million or 0.4% to $129.4 million in the first three quarters of 2003, from $129.8 million in the comparable period in 2002. The increase in general and administrative expenses for the third quarter of 2003 was due primarily to approximately $16.4 million of general and administrative expenses in connection with the Company’s June 2003 recapitalization, which primarily included $12.4 million of certain make-whole payments and $4.0 million of other charges, offset in part by managements’ continued focus on controlling overhead costs, including decreases in administrative labor. The decrease in general and administrative expenses for the first three quarters of 2003 was due primarily to management’s continued focus on controlling overhead costs, including decreases in administrative labor. Additionally, in the second quarter of 2002, the Company expensed approximately $5.3 million of certain capitalized software costs. These decreases were offset in part by the aforementioned expenses incurred in connection with the Company’s June 2003 recapitalization.

Interest Expense

Interest expense increased $13.9 million or 81.1% to $31.0 million in the third quarter of 2003, from $17.1 million in the comparable period in 2002, and increased $10.0 million or 22.6% to $54.3 million in the first three quarters of 2003, from $44.3 million in the comparable period in 2002. These increases in interest expense were due primarily to a $15.6 million write-off of financing fees through interest expense in connection with the Company’s June 2003 recapitalization. These increases were offset in part by decreases in related variable interest rates on our senior credit facility borrowings, as well as reduced debt levels in the first two quarters of 2003. Additionally, in the third quarter of 2002, the Company recorded a $4.5 million write-off of financing fees through interest expense in connection with the refinancing of its senior credit facility.

Other

Other expenses increased $20.1 million to $20.4 million in the third quarter of 2003, from $0.3 million in the comparable period in 2002, and increased $21.0 million to $22.2 million in the first three quarters of 2003, from $1.2 million in the comparable period in 2002. These increases were due primarily to $20.4 million of bond tender fees incurred in connection with the Company’s June 2003 recapitalization.

Provision (Benefit) for Income Taxes

Provision (benefit) for income taxes decreased $17.3 million to a benefit of $11.0 million in the third quarter of 2003, from a provision of $6.3 million in the comparable period in 2002, and decreased $11.5 million to a provision of $10.5 million in the first three quarters of 2003, from a provision of $22.0 million in the comparable period in 2002. These decreases were primarily due to lower income related to the aforementioned expenses incurred as part of the Company’s June 2003 recapitalization.

Liquidity and Capital Resources

We had negative working capital of $9.2 million and cash and cash equivalents of $25.0 million at September 7, 2003. Historically, we have operated with minimal positive or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay long-term debt and invest in long-term assets, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of September 7, 2003.

As of September 7, 2003, we had $971.6 million of long-term debt, of which $22.1 million was classified as a current liability. Of the $22.1 million classified as a current liability, $22.0 million was paid subsequent to the third quarter. There were no borrowings under our $125 million revolving credit facility. Letters of credit issued under the revolving credit facility were $23.4 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $52.1 million and $66.0 million in the first three quarters of 2003 and 2002, respectively. The $13.9 million decrease was due primarily to a $20.0 million decrease in net income and a $6.0 million non-cash change in loss (gain) on sale/disposal of assets. The change in loss (gain) on sale/disposal of assets is due primarily to the Company expensing $5.3 million of certain capitalized software costs in 2002 offset in part by an increase in non-cash income from deferred gains recognized when the related notes receivable were collected. These decreases were offset in part by a $10.0 million increase in amortization of deferred financing costs and a $3.3 million increase in non-cash compensation expenses both related to the Company’s June 2003 recapitalization.

Cash used in investing activities was $9.9 million and $59.1 million in the first three quarters of 2003 and 2002, respectively. The $49.2 million decrease was due primarily to a $21.9 million decrease in acquisitions of franchise operations, a $20.8 million decrease in capital expenditures and a $7.7 million increase in repayments of notes receivable. The decrease in acquisitions of franchise operations is due primarily to the Company’s purchase of our franchise operations in Arizona in the first quarter of 2002. The decrease in capital expenditures was due in part to significant investments in 2002 in connections with the implementation of a new point of sale system and the related hardware in our Company-owned stores.

Cash used in financing activities was $39.6 million and $57.2 million in the first three quarters of 2003 and 2002, respectively. The $17.5 million decrease was due primarily to activity relating to the Company’s June 2003 recapitalization, including a $231.5 million increase in repayments of long-term debt, a $379.1 million increase in distributions to parent and a $16.4 million increase in cash paid for financing costs. These decreases were offset by a $645.1 million increase in proceeds from the issuance of debt.

On June 25, 2003, Domino’s, Inc., together with its parent and subsidiaries, consummated a recapitalization transaction which included, among other things, the issuance by Domino’s, Inc. of $403.0 million aggregate principal amount at maturity of 8 1/4% Senior Subordinated Notes due 2011 (the “2011 Notes”) and borrowings by Domino’s, Inc. of $610.0 million in term loans. The Company also entered into a $125.0 million revolving credit facility (together with the term loans, the “2003 Senior Credit Facility”).

The 2011 Notes accrue interest at a rate of 8 1/4% per annum and will be payable semi-annually in arrears on January 1 and July 1, commencing on January 1, 2004. Prior to July 1, 2006, the Company may redeem, at a fixed price, up to 40% of the aggregate principal amount of the 2011 Notes with the proceeds of equity offerings, if any, by the Company or its parent. Prior to July 1, 2007, the Company may also redeem the 2011 Notes, as a whole, but not in part, upon the occurrence of a change in control, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem all or a part of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 and thereafter. In the event of a change in control, as defined in the 2011 Notes, the Company will be obligated to repurchase the 2011 Notes tendered by the holders at a fixed price. The 2011 Notes are guaranteed by most of the Company’s domestic subsidiaries as well as one foreign subsidiary.

The 2003 Senior Credit Facility consists of $610.0 million in term loans expiring in June 2010 and a $125.0 million revolving credit facility expiring in June 2009. The agreement requires annual amortization of the term loans, made in equal quarterly payments, of $10.0 million in 2003, $30.0 million in 2004, $45.0 million in 2005, $60.0 million in 2006, $75.0 million in 2007, $85.0 million in 2008, $95.0 million in 2009 and $210.0 million in 2010. Pre-payments of principal are applied to future quarterly amortization payments, as defined in the 2003 Senior Credit Facility. The 2003 Senior Credit Facility contains certain financial and non-financial covenants and is guaranteed by the Company’s parent and most of the Company’s domestic subsidiaries and one foreign subsidiary. The 2003 Senior Credit Facility is secured by a first priority lien on substantially all of the assets of the Company. Borrowings under the 2003 Senior Credit Facility bear interest at LIBOR plus an applicable margin of between 275 and 300 basis points.

We believe that funds generated from operations and available borrowings under the revolving credit facility will be adequate to meet our debt service requirements, capital expenditures and working capital requirements for the near future. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our Form 10-K for the year ended December 29, 2002. However, our business may not generate sufficient cash flows from operations or future borrowings available to us under the revolving credit portion of our senior credit facility may not be sufficient to enable us to pay our indebtedness, or to fund our liquidity needs. Additionally, we may be requested to provide funds to TISM, Inc., our parent company (“TISM”), for stock dividends, stock repurchases, distributions and/or other cash needs of TISM.

New Accounting Pronouncement

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (“VIEs”), by the primary beneficiary of the entity. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. For variable interests of a non-public equity company in a VIE created before February 1, 2003, FIN 46 is applied to the VIE no later than the end of the first annual reporting period beginning after June 15, 2003, which is the end of our fiscal 2004. We have concluded that we have not created or obtained any VIEs subsequent to January 31, 2003 that would require consolidation. We are assessing FIN 46 as it relates to VIEs created before February 1, 2003 and, although we have not completed our analysis, we currently do not expect adoption to have a material effect on our financial statements.

Contractual Obligations

The Company’s contractual debt obligations, primarily relating to principal payment requirements under the 2011 Notes and the 2003 Senior Credit Facility, are summarized in the following table.

	2003	2004	2005	2006	2007	Thereafter	Total
Long-term debt	$22,091	$7,046	$41,957	$55,931	$52,438	$795,161	$974,624

The Company’s other significant contractual obligations, including operating leases, have not changed significantly from December 29, 2002.

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

The Company is party to four interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s debt under its senior credit facility to various fixed rates over various terms.

Additionally, in the third quarter of 2003, the Company entered into two interest rate swap agreements which effectively convert the fixed component of the Company’s debt under the 2011 Notes to variable LIBOR rates over the term of the 2011 Notes.

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Rate
Interest Rate Swap	$70.0 million	June 2001 –June 2004	4.90%
Interest Rate Swap	$35.0 million	September 2001 –September 2003	3.645%
Interest Rate Swap	$35.0 million	September 2001 –September 2004	3.69%
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points

Interest Rate Risk

The Company’s variable interest expense is sensitive to changes in the general level of interest rates. As of September 7, 2003, a portion of the Company’s debt is borrowed at LIBOR rates plus a blended margin rate of 3.09%. As of September 7, 2003, the weighted average interest rate on our $455.0 million of variable interest debt was 4.28%.

The Company had total interest expense of approximately $54.3 million in the first three quarters of 2003. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.3 million.

Item 4. Controls and Procedures

a.	Within 90 days prior to the date of the filing of this report, the Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation such officers concluded that our disclosure controls and procedures are effective to ensure that information is gathered, analyzed and disclosed on a timely basis.

b.	There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit Number	Description

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Harry J. Silverman pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Harry J. Silverman pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	The following Current Reports on Form 8-K were filed with or furnished to the SEC during the period covered in this report:

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

DOMINO’S, INC.
(Registrant)

Date: October 22, 2003	/s/ Harry J. Silverman
Chief Financial Officer