Form 10-K
period 2003-12-28
DOMINOS INC
filed 2004-03-23
CIK 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-107774

DOMINO’S, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

30 Frank Lloyd Wright Drive

Ann Arbor, Michigan 48106

(Address of principal executive offices)

(734) 930-3030

(Registrants telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:    ☐

The aggregate market value of the voting stock held by non-affiliates is zero.

As of March 15, 2004, there were 10 shares of the registrant’s common stock outstanding.

Documents incorporated by reference: None

Part I

Item 1. Business.

Overview

Domino’s, Inc. (referred to as the “Company”, “Domino’s”, or in the first person notations of “we”, “us” and “our”) is the number one pizza delivery company in the United States with a 19.8% share of the U.S. pizza delivery channel. We also have a leading international presence. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We and our franchisees have supported the Domino’s Pizza® brand with an estimated $1.2 billion in domestic advertising spending over the past five years. We operate through a network of 594 Company-owned stores, substantially all of which are in the United States, 4,350 franchise stores located in all 50 states, as well as 2,483 franchise stores located in more than 50 other countries. Our stores follow the model we have developed over our 43-year history, which focuses on the timely delivery of high-quality, affordable pizza and complementary side items. In addition, we operate 18 regional dough manufacturing and distribution centers in the contiguous United States, and eight dough manufacturing and distribution centers outside the contiguous United States.

Our earnings are driven largely from retail sales at our franchise stores, which in turn generate royalty payments and distribution sales. We also generate earnings through retail sales at our Company-owned stores. We operate our business in three segments: domestic stores, domestic distribution and international.

•	Domestic stores. The domestic stores segment, comprised of 577 Company-owned stores and 4,327 franchise stores, generated revenues of $519.9 million, earnings before interest, taxes, depreciation, amortization, gains (losses) on sale/disposal of assets, and other, which is the measure in which management allocates resources to its segments and, as required by SFAS No. 131, is disclosed in the notes to our consolidated financial statements included in this filing, which we refer to as our Segment Income, of $140.1 million and income from operations of $127.1 million during fiscal 2003.

•	Domestic distribution. Our domestic distribution segment, which distributes food, equipment and supplies to all of our domestic Company-owned stores and approximately 98% of our domestic franchise stores, generated revenues of $717.1 million, Segment Income of $54.6 million and income from operations of $45.9 million during fiscal 2003.

•	International. Our international segment, which operates 17 Company-owned stores and oversees 2,506 franchise stores outside the contiguous United States and also distributes food and supplies in a limited number of these markets, generated revenues of $96.4 million, Segment Income of $29.1 million and income from operations of $28.1 million during fiscal 2003.

On a consolidated basis, we generated revenues of more than $1.3 billion and income from operations, after deducting $42.0 million of unallocated corporate and other expenses, of $159.2 million in fiscal 2003, which was more than double our income from operations in fiscal 1999. We have been able to grow our earnings based largely on strong global same store sales growth over the past five years, the addition of more than 1,200 stores worldwide over that time and strong performance by our distribution business. This growth was achieved with limited capital requirements, due to the significant portion of our earnings that are derived from retail sales by our franchisees, which require minimal capital expenditures by us.

Our History

We have been delivering high-quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983, and by 1998 we had expanded to over 6,200 stores, including more than 1,700 international stores on six continents.

In 1998, an investor group led by investment funds affiliated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. At the time of the recapitalization in 1998, Mr. Monaghan retired and, in March 1999, David A. Brandon was named our Chairman and Chief Executive Officer.

Continuing upon the strong growth of our Company since its founding, the Company surpassed the 7,400 store level during 2003 while leading its two primary competitors in domestic same store sales growth for the third consecutive year.

Industry Overview

In this document, we rely on and refer to information regarding the U.S. quick service restaurant (“QSR”) sector, the U.S. QSR pizza category and its channels and competitors (including us) from the report prepared by NPD Foodworld, a division of NPD Crest (“Crest”) as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the QSR sector, the U.S QSR pizza category and the U.S. pizza delivery channel represent consumer-reported spending provided by Crest.

The U.S. QSR pizza category is large and growing. With sales of $32.3 billion in the twelve months ended November 2003, the U.S. QSR pizza category is the second largest category within the $180.2 billion QSR sector, which consists of restaurants that offer a relatively focused menu of quickly prepared foods and beverages for consumption on or off premises. Over the past three years, the U.S. QSR pizza category has grown at a compound annual growth rate of 0.4%, which was driven by growth in the delivery and carry-out channels and was offset in part by a decline in the dine-in pizza channel.

We operate primarily within the large, growing and fragmented U.S. pizza delivery channel which generated sales of approximately $11.7 billion and accounted for 36% of total U.S. QSR pizza category sales in the twelve months ended November 2003.

The pizza delivery channel had a compound annual growth rate of 1.1% between 2000 and 2003. We believe that this growth is the result of long-lasting demographic and lifestyle trends that include the growth of dual career families, longer work weeks and increased consumer emphasis on convenience. This can be further evidenced by the dine-in pizza channel, which had a compound annual growth rate decline of 4.0% between 2000 and 2003.

We also compete, to a lesser extent, in the carry-out pizza channel, which with the delivery channel are the largest and fastest growing two channels in the U.S. QSR pizza category. While our primary focus is on the pizza delivery channel, we are also favorably positioned to compete in the carry-out channel given our strong brand, convenient store locations and high-quality, affordable menu offerings.

Like the U.S. pizza delivery channel, we believe the international pizza delivery channel is large and growing. By contrast, this channel is relatively underdeveloped, with only Domino’s and one other competitor having a significant multinational presence. We believe that the continued increase in acceptance and demand for convenience of delivered pizza will drive growth of the international pizza delivery channel.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•	#1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 19.8% share of the large and growing U.S. pizza delivery channel. With 4,904 domestic stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. We believe our delivery channel coverage is one of the strongest in the industry. Our share position and scale allow us to leverage our purchasing power, distribution costs and advertising expenditures across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

•	Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, the United Kingdom, Australia, Canada, South Korea, Japan and Taiwan. Our top ten international markets, based on store count, accounted for approximately 83% of our international retail sales in 2003. We believe we have a leading presence in these markets.

•	Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of high-quality, affordable pizza and complementary side items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.2 billion on national, local and co-operative advertising in the United States. Our Domino’s Pizza® brand has been routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio and print. We have also enhanced the strength of our brand through marketing affiliations with brands such as Coca-Cola® and NASCAR®.

•	Strong and proven earnings model. Over our 43-year history, we have developed a successful cash flow and earnings model. This model, anchored by strong unit economics, has driven demand for franchise stores and has established a strong and well-diversified franchise system.

•	Strong unit economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design with low capital requirements and a focused menu of high-quality, affordable pizza and complementary side items. At the store level, we believe that the simplicity and efficiency of our operations gives us significant advantages over our competitors who primarily focus on the dine-in channel of the pizza category.

Our domestic stores and most of our international stores do not offer dine-in areas and thus do not require expensive restaurant facilities. In addition, our focused menu of pizza and complementary side items simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,000 to 1,300 square feet) and inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns for us and makes Domino’s an attractive business opportunity for existing and prospective franchisees.

•	Strong and well-diversified franchise system. We have developed a large, global, diversified and highly committed franchise network that is a critical component of our system-wide success and our leading position in the U.S. pizza delivery channel. As of December 28, 2003, our franchise store network consisted of 6,833 stores, 63% of which were located in the contiguous United States. In the United States only four franchisees operate more than 50 stores, including our largest franchisee which operates 160 stores, and the average franchisee operates approximately three stores.

In addition, we share 50% of the pre-tax profits generated by our regional dough manufacturing and distribution centers with those domestic franchisees who agree to purchase all of their food from our distribution system. These arrangements strengthen our ties with our franchisees, provide us with a continuing source of revenues and earnings, and provide incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the approximately 98% voluntary participation in our domestic distribution system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty payments.

Internationally, we have also been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally use our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized brand name in their markets. From year-end 2000 to year-end 2003, we grew our international franchise network 16%, from 2,157 stores to 2,506 stores. Our largest master franchisee operates 504 stores, which accounts for approximately 20% of our total international store count.

•	Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our highly-committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated distribution system. Royalty payments yield strong profitability to us because there are minimal corresponding Company-level expenses and no capital requirements associated with their collection.

We believe that our strong unit economics have led to a strong and well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, which have allowed us to meet our debt service requirements while also allowing us to make substantial investments in our stores and in the Domino’s Pizza® brand.

•	Vertically-integrated distribution system. In addition to generating significant revenues and earnings, we believe that our vertically-integrated distribution system enhances the quality and consistency of our products, enhances our relationships with franchisees, leverages economies of scale to offer lower costs to our stores and allows our store managers to better focus on store operations and customer service.

In 2003, we made approximately 650,000 full-service food deliveries to our domestic stores, or an average of over two deliveries per store, per week, with a delivery accuracy rate of approximately 99%. All of our domestic Company-owned and approximately 98% of our domestic franchise stores purchase all of their food from our distribution system. This is accomplished through our network of 18 regional dough manufacturing and distribution centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 200 tractors and trailers. We supply our domestic and international franchisees with equipment and supplies through our equipment and supply distribution center, which we operate as part of our domestic distribution segment. Our equipment and supply distribution center ships a full range of products, including ovens and uniforms, on a daily basis.

Because we source the food for substantially all of our domestic stores, our domestic distribution segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the “one-stop shop” nature of this system, combined with our delivery accuracy, allow our store managers to eliminate a significant component of the typical “back-of-store” activity that many of our competitors’ store managers must undertake.

Our Business Strategy

We intend to achieve further growth and strengthen our competitive position through the continued implementation of our business strategy, which includes the following key elements:

•	Implement our strategic initiatives. Our mission statement is “Exceptional people on a mission to be the best pizza delivery company in the world.” We undertake this mission by focusing on four strategic initiatives:

•	PeopleFirst. Attract and retain high-quality Company employees, who we refer to as team members, with the goals of reducing turnover and maintaining continuity in the workforce. We continually strive to achieve this objective through a combination of performance-based compensation for our non-hourly team members, learning and development programs and team member ownership opportunities to promote our entrepreneurial spirit.

•	Build the Brand. Strengthen and build upon our strong brand name to further solidify our position as the brand of first choice within the pizza delivery channel. We continually strive to achieve this objective through product and process innovation, advertising and promotional campaigns and a strong brand message.

•	Maintain High Standards. Elevate and maintain quality throughout the entire Domino’s system, with the goals of making quality and consistency a competitive advantage, controlling costs and supporting our stores. We believe that our comprehensive store audits and vertically-integrated distribution system help us to consistently achieve high quality of operations across our system in a cost-efficient manner.

•	Flawless Execution. Perfect operations with the goals of making high-quality products, attaining consistency in execution, maintaining the best operating model, making our team members a competitive advantage, operating stores with smart hustle, and aligning us with our franchisees.

•	Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first options consumers consider when seeking a convenient, high-quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. For example, we intend to continue to promote our highly-recognizable advertising campaign, “Get the Door. It’s Domino’s.®”, through national, local and co-operative media. In addition, we intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new pizza varieties and complementary side items, such as Domino’s Buffalo Chicken Kickers and Cinna Stix® as well as through marketing affiliations with brands such as Coca-Cola® and NASCAR®. We believe these actions will allow us to increase our market share in the highly fragmented pizza delivery channel.

•	Expand and optimize domestic store base. We plan to continue expanding our base of domestic stores to take advantage of the attractive growth opportunities as well as the fragmented nature of the U.S. pizza delivery channel. We believe that our scale allows us to expand our store base with limited incremental infrastructure costs. We also believe that our franchise-oriented business model allows us to expand our store base with limited capital expenditures and working capital requirements. While we plan to expand our traditional domestic store base primarily through opening new franchise stores, we will also continually evaluate our mix of Company-owned and franchise stores and opportunistically refranchise Company-owned stores and acquire franchise stores.

We believe that pizza has global appeal and that there is strong international acceptance of delivered pizza. We have successfully built a leading international platform, almost exclusively through our master franchise model. We believe that we have long-term growth opportunities in international markets where we have established a leading presence, but where we believe the market is not yet fully developed. We believe we will achieve long-term growth internationally due to the strong unit economics of our business model, international acceptance of delivered pizza and strong global recognition of the Domino’s Pizza® brand.

Store Operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple pizza category channels, particularly the dine-in channel. We have been focused on pizza delivery for over 43 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small, and are relatively inexpensive to build and furnish. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

•	strategic store locations to facilitate delivery service;

•	production-oriented store designs;

•	product and process innovations;

•	a focused menu;

•	efficient order taking, production and delivery;

•	Domino’s PULSE™ point-of-sale system; and

•	a comprehensive store audit program.

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

Production-Oriented Store Designs

Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, high-quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order taking to delivery. Our stores are primarily production facilities and, accordingly, do not typically have a dine-in area.

Product and Process Innovations

Our 43 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated distribution system, a sturdier corrugated pizza box and a mesh tray that helps cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizza hot during delivery. We have also added a number of complementary side items such as buffalo wings, bread sticks, cheesy bread, Domino’s Buffalo Chicken Kickers and Cinna Stix®.

Focused Menu

We maintain a focused menu that is designed to present an attractive, high-quality offering to customers, while minimizing errors in, and expediting, the order taking and food preparation processes. Our basic menu has three choices: pizza type, pizza size and pizza toppings. Most stores carry two sizes of Traditional Hand-Tossed, Ultimate Deep Dish and Crunchy Thin Crust pizza. The typical store also offers buffalo wings, bread sticks, cheesy bread, Domino’s Buffalo Chicken Kickers, Cinna Stix® and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

Efficient Order Taking, Production and Delivery

Each store executes an operational process that includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing and delivery. The entire order taking and pizza production process is designed for completion in approximately 15 minutes. These operational processes are supplemented by an extensive employee training program designed to ensure world-class quality and customer service. It is our priority to ensure that every Domino’s store operates in an efficient, consistent manner while maintaining our high standards of food quality and team member safety.

Domino’s PULSE™ Point-of-Sale System

Our computerized management information systems are designed to improve operating efficiencies, provide corporate management with timely access to financial and marketing data and reduce store and corporate administrative time and expense. We have installed Domino’s PULSE™, our proprietary point-of-sale system, in every Company-owned store in the United States. We are also offering Domino’s PULSE™ to our franchisees. Some enhanced features of Domino’s PULSE™ over our previous point-of-sale system include:

•	touch screen ordering, which improves accuracy and facilitates more efficient order taking;

•	a delivery driver routing system, which improves delivery efficiency;

•	improved administrative and reporting capabilities, which enables store managers to better focus on store operations and customer satisfaction; and

•	a customer relationship management tool, which enables us to recognize customers and track ordering preferences.

Comprehensive Store Audit Program

We utilize a comprehensive store audit program to ensure that our stores are meeting both our stringent standards as well as the expectations of our customers. The audit program focuses primarily on the quality of the pizza a store is producing, the out-the-door time and the condition of the store as viewed by the customer. We believe that this store audit program is an integral part of our strategy to maintain high standards in our stores.

Segment Overview

We operate in three business segments:

•	Domestic stores. Our domestic stores segment consists of domestic Company-owned store operations, which operates our domestic network of 577 Company-owned stores, and our domestic franchise operations, which oversees our domestic network of 4,327 franchise stores;

•	Domestic distribution. Our domestic distribution segment operates 18 regional dough manufacturing and food distribution centers and one distribution center providing equipment and supplies to certain of our domestic and international stores; and

•	International. Our international segment oversees our network of 2,506 international franchise stores in more than 50 countries, operates 16 Company-owned stores in the Netherlands and one Company-owned store in France. Our international segment also distributes food to a limited number of markets from eight dough manufacturing and distribution centers in Alaska, Hawaii, Canada (four), the Netherlands and France.

Domestic Stores

During 2003, our domestic stores segment accounted for $519.9 million, or 39%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three stores. Only four of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee, who operates 160 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on franchise retail sales. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as a forum for training new store managers and prospective franchisees, and as a test site for new products and promotions as well as store operational improvements. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees.

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

We continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability. During 2001, we sold 95 of our domestic Company-owned stores to franchisees because we believed that these stores would be more profitable to the Company if run by franchisees. In contrast, during 2002, we acquired 83 franchise stores in Arizona where we believe there are significant growth opportunities, and we believe that over the long-term we can utilize our operational expertise to improve the operation of these stores, resulting in higher profitability.

Domestic Distribution

During 2003, our domestic distribution segment accounted for $717.1 million, or 54%, of our consolidated revenues. Our domestic distribution segment is comprised of dough manufacturing and distribution centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver high-quality pizza-related food products, complementary side items, and equipment to all of our Company-owned stores and approximately 98% of our domestic franchise stores. Each regional dough manufacturing and distribution center serves an average of approximately 268 stores, generally located within a one-day delivery radius. We regularly supply more than 4,800 stores with various supplies and ingredients, of which nine product groups account for nearly 90% of the volume. Our domestic distribution segment made approximately 650,000 full-service deliveries in 2003, or more than two deliveries per store, per week, and we produced over 350 million pounds of dough during 2003.

We believe that franchisees choose to obtain food, supplies and equipment from us because we provide the most efficient, convenient and cost-effective alternative, while also providing both quality and consistency. In addition, our domestic distribution segment offers a profit-sharing arrangement to stores that purchase all of their food from our domestic dough manufacturing and distribution centers. This profit-sharing arrangement provides domestic Company-owned stores and participating franchisees with 50% of their regional distribution center’s pre-tax profits. Profits are shared with the franchisees based upon each franchisee’s purchases from our distribution centers. We believe these arrangements strengthen our ties with these franchisees.

The information systems used by our domestic dough manufacturing and distribution centers are an integral part of the high-quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately 99% during 2003. Our distribution center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

International

During 2003, our international segment accounted for $96.4 million, or 7%, of our consolidated revenues. We have 475 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, more than 200 franchise stores in each of the United Kingdom, Australia, Canada and South Korea and over 100 franchise stores in both Japan and Taiwan. The principal sources of revenues from our international operations are sales of food to franchisees in certain markets, royalty payments generated by retail sales from franchise stores and, to a lesser extent, Company-owned store retail sales and fees from master franchise agreements and store openings.

We have grown by more than 750 international stores over the past five years. While our stores are designed for the less capital-intensive delivery and carry-out channels, we empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores, and our system’s favorable store economics. The following table shows our store count as of December 28, 2003 in our top ten international markets, which account for approximately 77% of our international stores:

Market	Number of Stores
Mexico	475
United Kingdom	298
Australia	268
Canada	232
South Korea	216
Japan	165
Taiwan	103
India	78
Netherlands	58
France	57

Our Franchise Program

As of December 28, 2003, our 4,327 domestic franchise stores were owned and operated by our 1,300 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of highly-motivated entrepreneurs as franchisees. As of December 28, 2003, the average domestic franchisee operated approximately three stores and had been in our franchise system for over eight years. At the same time, only four of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee who operates 160 stores.

Domestic Franchisees

We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in other businesses, which focuses our franchisees’ attention on operating their stores. We believe these standards are unique to the franchise industry and result in highly-qualified and focused franchisees operating their stores.

Franchise Agreements

We enter into franchise agreements with domestic franchisees under which the franchisee is granted the right to operate a store in a particular location for a term of ten years, with an option to renew for an additional ten years. We currently have a franchise contract renewal rate of over 99%. Under the current standard franchise agreement, we assign an exclusive area of primary responsibility to each franchise store. During the term of the franchise agreement, the franchisee is required to pay a 5.5% royalty fee on sales, subject, in limited instances, to lower rates based on area development agreements, sales initiatives and new store incentives. We have the contractual right, subject to state law, to terminate a franchise agreement for a variety of reasons, including, but not limited to, a franchisee’s failure to make required payments when due or failure to adhere to specified Company policies and standards.

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

Franchisee Financing

We have offered a limited internal financing program to franchisees who meet our standards for creditworthiness. At December 28, 2003, loans outstanding to our domestic and international franchisees totaled $7.7 million.

Franchise Training and Support

Training store managers and employees is a critical component of our success. We require all domestic franchisees to complete initial and ongoing training programs provided by us. In addition, under the standard domestic franchise agreement, domestic franchisees are required to implement training programs for their store employees. We assist our domestic and international franchisees by making training materials available to them for their use in training store managers and employees, including computer-based training materials, comprehensive operations manuals and franchise development classes. We also maintain communications with our franchisees online and through various newsletters.

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

International Franchisees

The vast majority of our franchisees outside of the contiguous United States are master franchisees with franchise and distribution rights for entire regions or countries. In select regions or countries, we franchise directly to individual store operators. Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate distribution centers in a particular geographic area for a term of ten to twenty years, with an option to renew for an additional ten year term. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans. The master franchisee is generally required to pay an initial, one-time franchise fee based on the size of the market covered by the master franchise agreement, as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of sales, which varies among international markets.

Domino’s Image Campaign

We have implemented a re-imaging campaign aimed at increasing store sales and market share through improved brand visibility. This campaign involves relocating selected stores, upgrading store interiors, adding new store signs to draw attention to the stores and providing more contemporary uniforms for employees. If a store is already in a desirable location, the store signs and carry-out areas are updated as needed. At December 28, 2003, approximately 88% of our domestic stores had been re-imaged or relocated as part of this campaign, including significantly all of our domestic Company-owned stores. We plan to continue to re-image and relocate our domestic stores until each store meets our new image standards.

Marketing Operations

We require domestic stores to contribute 3% of their sales to fund national marketing and advertising campaigns. In addition to the required national advertising contributions, in those markets where we have co-operative advertising programs, we require stores to contribute a minimum of 1% to 2% of their sales to market level media campaigns. These funds are administered by Domino’s National Advertising Fund, Inc. (“DNAF”), a not-for-profit subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to franchisees for use in local marketing that reinforce our national branding strategy. In addition to the national and market level advertising contributions, domestic stores spend an additional percentage of their sales on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan, “Get the Door. It’s Domino’s.®”. Over the past five years, we estimate that domestic stores have invested approximately $1.2 billion on national, local and co-operative advertising.

Internationally, marketing efforts are primarily the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and knowledge sharing of best practices.

Suppliers

We have maintained active relationships of 15 years or more with more than half of our major suppliers. Our suppliers are required to meet strict quality standards to ensure food safety. We review and evaluate our suppliers’ quality assurance programs through, among other actions, on-site visits to ensure compliance with our standards. We believe that the length and quality of our relationships with suppliers provides us with priority service and high-quality products at competitive prices.

We believe that two factors have been critical to maintaining long-lasting relationships and keeping our purchasing costs low. First, we are one of the largest domestic volume purchasers of pizza-related products such as flour, cheese, sauce and pizza boxes, which allows us to maximize leverage with our suppliers. Second, we use a combination of single-source and multi-source procurement strategies. Each supply category is evaluated along a number of criteria including value of purchasing leverage, consistency of quality and reliability of supply to determine the appropriate number of suppliers. We currently purchase our cheese from a single supplier pursuant to a requirements contract that provides for pricing based on volume. The agreement is terminable by us upon 90 days prior written notice. Our chicken, meat toppings and Crunchy Thin Crust dough products are currently sourced by another single supplier pursuant to requirements contracts that expire in 2005. We have the right to terminate these requirements contracts for quality failures and for uncured breaches. We believe that alternative suppliers for all of these ingredients are available and all of our other dough ingredients, boxes and sauces are sourced from multiple suppliers. While we will incur additional costs if we are required to replace any of our suppliers, we do not believe that such additional costs would have a material adverse effect on our business. We have also entered into a multi-year agreement with Coca-Cola® effective January 1, 2003 for the contiguous United States. The contract provides for Coca-Cola® to be our exclusive beverage supplier and expires on the later of December 31, 2009 or such time as a minimum number of cases of Coca-Cola® products are purchased by us. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our suppliers are subject to fluctuation and we have historically been able to pass increased costs and savings on to our stores. We do not engage in commodity hedging.

Competition

The U.S. pizza delivery channel is highly competitive. We compete against regional and local companies as well as national chains, including Pizza Hut® and Papa John’s®. We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

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

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees and a number of states require registration of the franchise offering circular with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino’s Pizza LLC, and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our uniform franchise offering circular, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

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

Trademarks

We have many registered trademarks and service marks and believe that the Domino’s® mark and Domino’s Pizza® names and logos, in particular, have significant value and are important to our business. Our policy is to pursue registration of our trademarks and to vigorously oppose the infringement of any of our trademarks. We license the use of our registered marks to franchisees through franchise agreements.

Environmental Matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2003, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated in 2004.

Employees

As of December 28, 2003, we had approximately 13,500 employees, who we refer to as team members, in our Company-owned stores, dough manufacturing and distribution centers, World Resource Center and zone offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees was approximately 145,000 as of December 28, 2003.

None of our employees are represented by a labor union or covered by a collective bargaining agreement other than statutorily mandated programs in European countries where we operate.

Driver Safety

Our commitment to safety is embodied in our hiring, training and review process. Before an applicant is considered for hire as a delivery driver, motor vehicle records are reviewed to ensure a minimum two-year safe driving record. In addition, we require regular checks of driving records and proof of insurance for delivery drivers throughout their employment with us. Each Domino’s driver, including drivers employed by franchisees, must complete our safe delivery training program. We have also implemented several Company-wide safe driving incentive programs.

Our safety and security department oversees security matters for our stores. Regional security and safety directors oversee security measures at store locations, and assist local authorities in investigations of incidents involving our stores or personnel.

Community Activities

We believe strongly in supporting the communities we serve. This is evidenced by our strong support of the Domino’s Pizza Partners Foundation. The foundation is a separate, not-for-profit organization that was established in 1986 to assist Domino’s Pizza team members in times of tragedy and special need. In 2003, our employees and franchisees contributed over $1.3 million to the foundation’s efforts, including a $250,000 contribution by the Company, and, since its inception, the foundation has supplied millions of dollars to team members in need.

Since 2001, we have had a national partnership with the Make-A-Wish Foundation. Through this alliance, we dedicated ourselves to deliver wishes to children with life threatening illnesses and assist the foundation with its benevolent volunteer efforts through heightened awareness and direct contributions. To date, we have delivered wishes to more than 25 children.

Insurance

We maintain insurance coverage for general liability, owned and non-owned automobile liability, workers’ compensation, employment practices liability, director’s and officer’s liability, fiduciary, property (including leaseholds and equipment, as well as business interruption), commercial crime, global risks and other coverages in form and with such limits as we believe are customary for a business of our size and type.

The Company is partially self-insured for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Pursuant to the terms of our standard franchise agreement, franchisees are also required to maintain minimum levels of insurance coverage at their expense and to have us named as an additional insured on their liability policies.

Research and Development

We operate research and product development facilities at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development activities, which include among other things, testing new products for possible menu additions, are an important activity to us and our franchisees. However, we do not consider the related amounts to be material.

Working Capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 27.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2001, 2002, or 2003.

Seasonal Operations

The Company’s business is not typically seasonal.

Backlog Orders

The Company has no backlog orders as of December 28, 2003.

Government Contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial Information about Business Segments and Geographic Areas

Financial information about international and United States markets and business segments is incorporated herein by reference from Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 16 and 17, Item 7., pages 18 through 31 and Item 8., pages 33 through 71, respectively of this Form 10-K.

Item 2. Properties.

We lease approximately 200,000 square feet for our World Resource Center and distribution facility located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., a related party. The lease, as amended, expires in December 2013 and has two five-year renewal options.

We own four domestic Company-owned store buildings and five distribution center buildings. We also own ten store buildings which we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically with five-year leases with one or two five-year renewal options. All other domestic distribution centers are leased by us, typically with leases ranging between five and fifteen years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability, automobile and franchisee claims arising in the ordinary course of business. We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition, and the established reserves adequately provide for the estimated resolution of such claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 15, 2004, Domino’s had 3,000 authorized shares of common stock, par value $0.01 per share, of which 10 were issued and outstanding and held by TISM, Inc., our parent company (“TISM” or the “Parent”). There were no equity securities sold by Domino’s or TISM during the period covered by this report. There is no established public trading market for Domino’s or TISM’s common stock. Domino’s ability to pay dividends is limited under the indenture related to our senior subordinated notes and under our senior credit facility agreement.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data below, with the exception of store counts and same store sales growth, have been derived from the audited consolidated financial statements of Domino’s, Inc. and subsidiaries. These historical data are not necessarily indicative of results to be expected for any future period.

(In millions, except store and same store data)	Fiscal year ended
	January 2, 2000(5)	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003 (6)
Income Statement Data:
Revenues (1):
Domestic Company-owned stores	$378.1	$378.0	$362.2	$376.5	$375.4
Domestic franchise	116.7	120.6	134.2	140.7	144.5

Domestic stores	494.8	498.6	496.4	517.2	519.9
Domestic distribution	603.4	604.1	691.9	676.0	717.1
International	58.4	63.4	70.0	81.8	96.4

Total revenues	1,156.6	1,166.1	1,258.3	1,275.0	1,333.3
Cost of sales	854.2	862.2	937.9	939.0	992.1
General and administrative	219.3	191.6	193.3	177.9	182.1
Restructuring	7.6	—	—	—	—

Income from operations	75.6	112.4	127.1	158.1	159.2
Interest expense, net	73.1	71.8	66.6	59.8	74.3
Other	—	(0.9)	0.2	1.8	22.7

Income before provision for income taxes	2.5	41.4	60.3	96.5	62.1
Provision for income taxes	0.4	16.2	23.5	35.8	23.3

Net income	$2.1	$25.2	$36.8	$60.7	$38.8

Income From Operations by Segment:
Domestic stores	$116.4	$109.7	$114.3	$126.7	$127.1
Domestic distribution	24.7	30.1	38.1	43.2	45.9
International	10.7	14.4	15.2	25.1	28.1
Corporate and other	(76.2)	(41.9)	(40.4)	(36.9)	(42.0)

Consolidated income from operations	$75.6	$112.4	$127.1	$158.1	$159.2

Balance Sheet Data (at end of period):
Total assets (2)	$385.2	$382.4	$402.6	$422.4	$448.4
Total debt	717.6	686.1	654.7	602.0	959.7
Total stockholder’s deficit	(479.0)	(454.8)	(424.9)	(375.6)	(718.1)
Other Financial Data:
Depreciation and amortization	$51.7	$33.6	$33.1	$28.3	$29.8
Capital expenditures	27.9	37.9	40.6	53.9	29.2
Same Store Sales Growth (3):
Domestic Company-owned stores	1.7%	(0.9)%	7.3%	0.0%	(1.7)%
Domestic franchise	2.9%	0.1%	3.6%	3.0%	1.7%

Domestic stores	2.8%	0.0%	4.0%	2.6%	1.3%
International	3.6%	3.7%	6.4%	4.1%	4.0%

	January 2, 2000	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003
Store Counts (at end of period):
Domestic Company-owned stores	656	626	519	577	577
Domestic franchise (4)	3,973	4,192	4,294	4,271	4,327

Domestic stores	4,629	4,818	4,813	4,848	4,904
International	1,930	2,159	2,259	2,382	2,523

Total	6,559	6,977	7,072	7,230	7,427

(1)	Our royalty revenues, which are included in domestic franchise and international revenues, are derived from retail sales by our franchise stores and are calculated by multiplying the applicable royalty rate by the retail sales at our franchise stores. Franchise retail sales are reported to us by our franchisees. The table below presents retail sales from our franchise stores, which are not included in our revenues:

	Fiscal year ended
	January 2, 2000	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003
Franchise retail sales:
Domestic	$2,185.2	$2,269.2	$2,454.5	$2,550.2	$2,628.0
International	800.1	895.2	967.1	1,030.7	1,183.0

Total franchise retail sales	$2,985.3	$3,164.4	$3,421.6	$3,580.9	$3,811.0

The table below presents retail sales from our Company-owned stores, which are included in our revenues:

	Fiscal year ended
	January 2, 2000	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003
Company-owned retail sales:
Domestic	$378.1	$378.0	$362.2	$376.5	$375.4
International	0.9	1.1	0.8	4.3	6.0

Total Company-owned retail sales	$379.0	$379.1	$363.0	$380.8	$381.4

We refer to total worldwide retail sales at all of our Company-owned and franchise stores, collectively as “system-wide sales.”

(2)	Total assets as of December 29, 2002 include a reclassification of approximately $28.2 million of restricted assets relating to our advertising fund subsidiary.
(3)	Same store sales growth is calculated on a weekly basis including only sales from stores that also had sales in the same week of the prior year but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth, on a constant dollar basis. Changes in international same store sales on a constant dollar basis reflect changes in international local currency sales. Changes in international same store sales on a historical dollar basis reflect changes in international sales converted using the U.S. dollar exchange rates that were in effect for the applicable periods.
(4)	Includes a 51 store reduction in the 2001 ending store count as a result of our revised definition of a store. During the fourth quarter of 2001, we reviewed our store definition and decided to exclude from our total store count any retail location that was open less than 52 weeks and had annual sales of less than $100,000. Although these units are no longer included in our store counts, revenues and profits generated from these units are recognized in our operating results. The 1999 and 2000 store count information has not been adjusted to reflect this change in store count methodology.
(5)	In 1999, we recognized $7.6 million in restructuring charges comprised primarily of staff reduction costs.
(6)	In connection with our recapitalization in 2003, we issued and sold $403.0 million aggregate principal amount at maturity of senior subordinated notes at a discount resulting in gross proceeds of $400.1 million and borrowed $610.0 million in term loans. We used the proceeds from the senior subordinated notes, borrowings from our term loans and cash from operations to retire $206.7 million principal amount of our then outstanding senior subordinated notes plus accrued interest for approximately $236.7 million, repay all amounts outstanding under our previous senior credit facility, distribute amounts to the Parent to redeem all of its outstanding preferred stock for approximately $200.5 million, and distribute amounts to the Parent to pay a dividend on its outstanding common stock of approximately $188.3 million. Additionally, we expensed approximately $16.8 million of related general and administrative expenses, primarily comprised of compensation expenses, wrote-off approximately $15.6 million of deferred financing costs to interest expense and expensed approximately $20.4 million of bond tender fees in other expense. Total recapitalization related expenses were $52.8 million (pre-tax). We also recorded an approximately $20.4 million deferred financing cost asset.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are the number one pizza delivery company in the United States with a 19.8% share of the U.S. pizza delivery channel. We also have a leading international presence. We operate through a network of 594 Company-owned stores, substantially all of which are in the United States, 4,350 franchise stores located in all 50 states and 2,483 franchise stores located in more than 50 other countries. In addition, we operate 18 regional dough manufacturing and distribution centers in the contiguous United States as well as eight dough manufacturing and distribution centers outside the contiguous United States.

Our financial results are driven largely by changes in retail sales at our Company-owned and franchise stores. We refer to total worldwide retail sales at all of our Company-owned and franchise stores, collectively as “system-wide sales.” Changes in system-wide sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. System-wide sales drive Company-owned store revenues, royalty payments from franchisees and distribution revenues. System-wide sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions, and our ability to flawlessly execute our store operating model and other business strategies.

We earn a significant portion of our income from our franchisees through royalty payments and distribution earnings as well as earnings from our Company-owned stores. We pay particular attention to the unit economics of both our Company-owned and franchise stores. We believe that our system’s unit economics benefit from the relatively small investment required to open and operate a Domino’s Pizza store. We believe these favorable investment requirements, coupled with a strong brand message supported by significant advertising spending, as well as high-quality and focused menu offerings, drive favorable unit economics, which in turn drives same store sales growth and demand for new stores.

We devote significant attention to our brand-building efforts which is evident in our estimated $1.2 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand by satisfying customers worldwide with our pizza delivery offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand.

Critical Accounting Policies and Estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowance for uncollectible receivables, long-lived and intangible assets, insurance and legal matters, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies are:

•	Revenue recognition. We earn revenues through our network of domestic Company-owned and franchise stores, dough manufacturing and distribution centers and international operations. Retail sales from Company-owned stores and royalty revenues resulting from the retail sales from franchise stores are recognized as revenues when the items are delivered to or carried out by customers. Sales of food from our distribution centers are recognized as revenues upon delivery of the food to franchisees while sales of equipment and supplies from our distribution centers are generally recognized as revenues upon shipment of the related products to franchisees.

•	Allowance for uncollectible receivables. We closely monitor our accounts and notes receivable balances and provide allowances for uncollectible amounts as a result of our reviews. These estimates are based on, among other factors, historical collection experience and a review of our receivables by aging category. Additionally, we may also provide allowances for uncollectible receivables based on specific customer collection issues that we have identified. While write-offs of bad debts have historically been within our expectations and the provisions established, management cannot guarantee that future write-offs will not exceed historical rates. Specifically, if the financial condition of our franchisees were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required.

•	Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us including industry practice. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired. We perform related impairment tests on a market level basis for Company-owned stores. At December 28, 2003, we determined that our long-lived assets were not impaired. However, if our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill for impairment on an annual basis by comparing the fair value of our reporting units to their carrying values. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment. At December 28, 2003, the fair value of our Company-owned stores exceeds the recorded carrying value of the related goodwill. However, if the future performance of our domestic Company-owned stores were to deteriorate, we may be required to recognize a goodwill impairment charge.

•	Insurance and legal matters. We are a party to lawsuits and legal proceedings arising in the ordinary course of business. Management closely monitors these legal matters and estimates the probable costs for the resolution of such matters. These estimates are primarily determined by consulting with both internal and external parties handling the matters and are based upon an analysis of potential results, assuming a combination of litigation and settlement strategies. If our estimates relating to legal matters proved inaccurate for any reason, we may be required to increase or decrease the related expense in future periods.

For certain periods prior to December 1998 and for periods after December 2001 we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are determined using actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods.

•	Income taxes. Our net deferred tax assets assume that we will generate sufficient taxable income in specific tax jurisdictions, based on estimates and assumptions. The amounts relating to taxes recorded on the balance sheet, including tax reserves, also consider the ultimate resolution of revenue agent reviews based on estimates and assumptions. If these estimates and assumptions change in the future, we may be required to adjust our valuation allowance or other tax reserves resulting in additional income tax expense or benefit in future periods.

Same Store Sales Growth

The following is a summary of the Company’s same store sales growth for 2001, 2002 and 2003:

	2001	2002	2003
Domestic Company-owned stores	7.3%	0.0%	(1.7)%
Domestic franchise	3.6%	3.0%	1.7%

Domestic stores	4.0%	2.6%	1.3%
International	6.4%	4.1%	4.0%

Store Growth Activity

The following is a summary of the Company’s store growth activity for fiscal 2001, 2002 and 2003:

	Domestic Company-owned Stores	Domestic Franchise		Domestic Stores	International	Total
Store count at December 31, 2000	626	4,192		4,818	2,159	6,977
Openings	15	183		198	215	413
Closings	(27)	(176	)(a)	(203)	(115)	(318)
Transfers	(95)	95		—	—	—

Store count at December 30, 2001	519	4,294		4,813	2,259	7,072
Openings	5	140		145	220	365
Closings	(16)	(94)		(110)	(97)	(207)
Transfers	69	(69)		—	—	—

Store count at December 29, 2002	577	4,271		4,848	2,382	7,230
Openings	5	127		132	224	356
Closings	(4)	(72)		(76)	(83)	(159)
Transfers	(1)	1		—	—	—

Store count at December 28, 2003	577	4,327		4,904	2,523	7,427

(a)	Includes a 51 store reduction as a result of our revised definition of an operating store in 2001. During 2001, we revised our store definition and excluded from our total store count any retail location that was open less than 52 weeks and had annual sales of less than $100,000 from our total store count. Although these units are no longer included in our store counts, revenues and profits generated from these units are recognized in our operating results.

System-wide Sales

Retail sales, which generate royalty payments by our franchisees, revenues from our Company-owned stores and revenues to our distribution business, are driven by same store sales growth and store counts. The following table sets forth worldwide retail sales for our franchise and Company-owned stores for 2001, 2002 and 2003 (dollars in millions). We refer to total worldwide retail sales, including retail sales at both our franchise and Company-owned stores, as system-wide sales.

	2001		2002		2003
Franchise retail sales:
Domestic	$2,454.5	71.7%	$2,550.2	71.2%	$2,628.0	69.0%
International	967.1	28.3%	1,030.7	28.8%	1,183.0	31.0%

Total franchise retail sales	$3,421.6	100.0%	$3,580.9	100.0%	$3,811.0	100.0%

	2001		2002		2003
Company-owned retail sales:
Domestic	$362.2	99.8%	$376.5	98.9%	$375.4	98.4%
International	0.8	0.2%	4.3	1.1%	6.0	1.6%

Total Company-owned retail sales	$363.0	100.0%	$380.8	100.0%	$381.4	100.0%

Revenues

We derive our revenues principally from retail sales at Company-owned stores, royalty revenues which are derived from retail sales at our franchise stores and sales of food and supplies to franchise stores by our distribution business. The following table sets forth our revenues for 2001, 2002 and 2003 (dollars in millions).

	2001		2002		2003
Revenues:
Domestic Company-owned stores	$362.2	28.8%	$376.5	29.5%	$375.4	28.2%
Domestic franchise	134.2	10.7%	140.7	11.1%	144.5	10.8%

Domestic stores	496.4	39.5%	517.2	40.6%	519.9	39.0%

Domestic distribution	691.9	55.0%	676.0	53.0%	717.1	53.8%
International	70.0	5.5%	81.8	6.4%	96.4	7.2%

Total revenues	$1,258.3	100.0%	$1,275.0	100.0%	$1,333.3	100.0%

Income Statement Data

The following tables set forth income statement data expressed in dollars and as a percentage of revenues for 2001, 2002 and 2003 (dollars in millions):

	2001		2002		2003
Revenues	$1,258.3	100.0%	$1,275.0	100.0%	$1,333.3	100.0%
Cost of sales	937.9	74.5%	939.0	73.6%	992.1	74.4%
General and administrative	193.3	15.4%	177.9	14.0%	182.1	13.7%

Income from operations	127.1	10.1%	158.1	12.4%	159.2	11.9%
Interest expense, net	66.6	5.3%	59.8	4.7%	74.3	5.6%
Other	0.2	0.0%	1.8	0.1%	22.7	1.7%

Income before provision for income taxes	60.3	4.8%	96.5	7.6%	62.1	4.7%
Provision for income taxes	23.5	1.9%	35.8	2.8%	23.3	1.7%

Net income	$36.8	2.9%	$60.7	4.8%	$38.8	2.9%

2003 Compared to 2002

(tabular amounts in millions, except percentages)

Revenues. Revenues primarily include retail sales by Company-owned stores, royalties from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to franchise stores.

Consolidated revenues increased $58.3 million or 4.6% in 2003 to $1.33 billion, from $1.27 billion in 2002. This increase in revenues was due primarily to increases in revenues from domestic distribution operations and international operations. These increases in revenues are more fully described below.

Domestic Stores. Domestic stores revenues are comprised of revenues from domestic Company-owned store operations and domestic franchise store operations, as summarized in the following table:

	2002		2003
Domestic Company-owned stores	$376.5	72.8%	$375.4	72.2%
Domestic franchise	140.7	27.2%	144.5	27.8%

Total domestic stores revenues	$517.2	100.0%	$519.9	100.0%

Domestic stores revenues increased $2.7 million or 0.5% to $519.9 million in 2003, from $517.2 million in 2002. This increase was due primarily to increases in royalty revenues from our franchise stores, offset in part by a decrease in revenues at our Company-owned stores. These changes are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations decreased $1.1 million or 0.3% to $375.4 million in 2003, from $376.5 million in 2002. This decrease was due primarily to a decrease in same store sales. Same store sales for domestic Company-owned stores decreased 1.7% in 2003 compared to 2002. There were 577 domestic Company-owned stores in operation as of December 29, 2002 and December 28, 2003, respectively.

Domestic franchise. Revenues from domestic franchise operations increased $3.8 million or 2.7% to $144.5 million in 2003, from $140.7 million in 2002. This increase was due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2003. Same store sales for domestic franchise stores increased 1.7% in 2003 compared to 2002. There were 4,271 and 4,327 domestic franchise stores in operation as of December 29, 2002 and December 28, 2003, respectively.

Domestic Distribution. Revenues from domestic distribution operations increased $41.1 million or 6.1% to $717.1 million in 2003, from $676.0 million in 2002. This increase was due primarily to an increase in volumes relating to increases in domestic franchise retail sales, and a market increase in overall food prices, primarily cheese.

International. Revenues from international operations increased $14.6 million or 17.9% to $96.4 million in 2003, from $81.8 million in 2002. This increase was due primarily to an increase in same store sales, an increase in the average number of international stores open during 2003 and a related increase in revenues from our international distribution operations. On a constant dollar basis, same store sales increased 4.0% in 2003 compared to 2002. On a historical dollar basis, same store sales increased 8.0% in 2003 compared to 2002, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 2,382 and 2,523 international stores in operation as of December 29, 2002 and December 28, 2003, respectively.

Cost of Sales / Operating Margin. Consolidated cost of sales is comprised primarily of Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $5.2 million or 1.6% to $341.2 million in 2003, from $336.0 million in 2002, as summarized in the following table.

	2002		2003
Consolidated revenues	$1,275.0	100.0%	$1,333.3	100.0%
Consolidated cost of sales	939.0	73.6%	992.1	74.4%

Consolidated operating margin	$336.0	26.4%	$341.2	25.6%

The $5.2 million increase in consolidated operating margin was due primarily to increases in the operating margin from both our domestic franchise operations and our international operations, offset in part by a decrease in our domestic Company-owned store operating margin. Franchise revenues do not have a cost of sales component and, as a result, increases in related franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, our consolidated operating margin decreased primarily as a result of increased costs at our domestic Company-owned stores, offset in part by the aforementioned increases in domestic franchise and international operation margins. Changes in the operating margin at our domestic Company-owned store operations and our domestic distribution operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $8.4 million or 9.9% to $75.8 million in 2003, from $84.2 million in 2002, as summarized in the following table.

	2002		2003
Revenues	$376.5	100.0%	$375.4	100.0%
Cost of sales	292.4	77.6%	299.6	79.8%

Store operating margin	$84.2	22.4%	$75.8	20.2%

The $8.4 million decrease in the domestic Company-owned store operating margin is primarily due to increases in food and occupancy costs.

As a percentage of store revenues, food costs increased 1.1% to 27.3% in 2003, from 26.2% in 2002, due primarily to a market increase in food prices, including cheese. The cheese block price per pound averaged $1.31 in 2003 compared to $1.19 in 2002. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, increased 0.9% to 11.2% in 2003, from 10.3% in 2002. This increase in occupancy costs was due primarily to an increase in depreciation as a result of recent investments in our stores including the implementation of a new point-of-sale system. As a percentage of store revenues, labor costs remained relatively flat, decreasing 0.1% to 30.1% in 2003, from 30.2% in 2002.

Domestic Distribution. The domestic distribution operating margin increased $0.8 million or 1.1% to $76.6 million in 2003, from $75.8 million in 2002, as summarized in the following table.

	2002		2003
Revenues	$676.0	100.0%	$717.1	100.0%
Cost of sales	600.2	88.8%	640.4	89.3%

Distribution operating margin	$75.8	11.2%	$76.6	10.7%

The $0.8 million increase in the domestic distribution operating margin was due primarily to increases in volumes and efficiencies in the areas of operations and purchasing.

As a percentage of distribution revenues, our distribution operating margin decreased primarily as a result of rising food prices, including cheese, offset by the aforementioned increase in volumes, and operational and purchasing efficiencies. Increases in certain food prices, including cheese, have a negative effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had cheese prices remained constant with fiscal 2002 levels, the distribution operation margin would have increased to approximately 10.9% of distribution revenues, or 0.2% higher than the reported amount.

General and administrative expenses. General and administrative expenses increased $4.2 million or 2.3% to $182.1 million in 2003, from $177.9 million in 2002. As a percentage of total revenues, general and administrative expenses decreased 0.3% to 13.7% in 2003, from 14.0% in 2002. This increase in total general and administrative expenses was due primarily to an $11.9 million increase in labor, offset in part by a $5.5 million decrease in net gains (losses) on sale/disposal of assets in 2003. The increase in general and administrative labor was due primarily to $16.0 million of compensation expenses incurred as part of our recapitalization in June 2003. The decrease in net gains (losses) on sales/disposal of assets was due primarily to $5.3 million of certain capitalized software costs expensed in 2002.

Interest expense. Interest expense increased $14.4 million or 23.8% to $74.7 million in 2003, from $60.3 million in 2002. This increase was due primarily to a $15.6 million write-off of financing fees in connection with our recapitalization in June 2003. The increase in total interest expense was also due in part to higher average debt levels compared to 2002. These increases were offset in part by a reduction in our overall borrowing rates, primarily as a result of our recapitalization in June 2003.

Other. Other expenses increased $20.9 million to $22.7 million in 2003, from $1.8 million in 2002. This increase was due primarily to $20.4 million of bond tender fees expensed as part of our recapitalization in June 2003.

Provision for income taxes. Provision for income taxes decreased $12.5 million to $23.3 million in 2003, from $35.8 million in 2002. This increase was due primarily to a decrease in pre-tax income.

Summary of recapitalization expenses. The following table presents total recapitalization-related expenses for 2003. These pre-tax expenses affect comparability of the 2003 and 2002 income statements.

2003
General and administrative (primarily compensation expense)	$16.8
Interest (write-off of deferred financing fees)	15.6
Other (bond tender fees)	20.4

Total recapitalization-related expenses	$52.8

Segment Income. The following table summarizes earnings before interest, taxes, depreciation, amortization, gains (losses) on sale/disposal of assets, and other, which is the measure in which management allocates resources to its segments and, as required by SFAS No. 131, is disclosed in the notes to our consolidated financial statements included in this filing. We refer to this measure as our Segment Income. Segment Income for each of the Company’s reportable segments for the fiscal years ended December 29, 2002 and December 28, 2003 are summarized in the following table:

	2002	2003
Domestic Stores	$137.6	$140.1
Domestic Distribution	50.0	54.6
International	25.9	29.1

Domestic Stores. Domestic Stores Segment Income increased $2.5 million or 1.8% to $140.1 million in 2003, from $137.6 million in 2002. This increase was due primarily to increases in franchise royalty revenues, as described more fully in the revenues discussion above and reductions in related office general and administrative costs. This increase was offset in part by increases in food costs in our Company-owned stores, driven primarily by increases in cheese prices.

Domestic Distribution. Domestic Distribution Segment Income increased $4.6 million or 9.2% to $54.6 million in 2003, from $50.0 million in 2002. This increase was due primarily to increases in revenues, as described more fully in the revenues discussion above, and efficiencies in the areas of purchasing and operations.

International. International Segment Income increased $3.2 million or 12.4% to $29.1 million in 2003, from $25.9 million in 2002. This increase was due primarily to increases in revenues, as described more fully in the revenues discussion above. This increase was offset in part by the impact in 2002 of a favorable resolution of a contingent liability.

2002 Compared to 2001

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $16.7 million or 1.3% in 2002 to $1.27 billion, from $1.26 billion in 2001. This increase in revenues was due primarily to increases in revenues from domestic stores and international operations, offset in part by a decrease in revenues from domestic distribution operations. These increases in revenues are more fully described below.

Domestic Stores. Domestic stores revenues are comprised of revenues from domestic Company-owned store operations and domestic franchise store operations, as summarized in the following table:

	2001		2002
Domestic Company-owned stores	$362.2	73.0%	$376.5	72.8%
Domestic franchise	134.2	27.0%	140.7	27.2%

Total domestic stores revenues	$496.4	100.0%	$517.2	100.0%

Domestic stores revenues increased $20.8 million or 4.2% to $517.2 million in 2002, from $496.4 million in 2001. This increase was due primarily to increases in revenues at both our franchise and Company-owned stores. These increases are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $14.3 million or 4.0% to $376.5 million in 2002, from $362.2 million in 2001. This increase was due primarily to an increase in the average number of domestic Company-owned stores open during 2002. There were 519 and 577 domestic Company-owned stores in operation as of December 30, 2001 and December 29, 2002, respectively. This increase was due primarily to the purchase of 83 stores from our former franchisee in Arizona. Same store sales for domestic Company-owned stores were flat in 2002 compared to 2001.

Domestic franchise. Revenues from domestic franchise operations increased $6.5 million or 4.8% to $140.7 million in 2002, from $134.2 million in 2001. This increase was due primarily to an increase in same store sales offset in part by a decrease in the average number of domestic franchise stores open during 2002. Same store sales for domestic franchise stores increased 3.0% in 2002 compared to 2001. There were 4,294 and 4,271 domestic franchise stores in operation as of December 30, 2001 and December 29, 2002, respectively. This decrease in store count was due primarily to the aforementioned acquisition of 83 domestic franchise stores in Arizona offset in part by net new store openings.

Domestic Distribution. Revenues from domestic distribution operations decreased $15.9 million or 2.3% to $676.0 million in 2002, from $691.9 million in 2001. This decrease was due primarily to a market decrease in overall food prices, primarily cheese, and a decrease in the average number of domestic franchise stores open in 2002, offset in part by an increase in volumes relating to increases in domestic franchise same store sales.

International. Revenues from international operations increased $11.8 million or 16.8% to $81.8 million in 2002, from $70.0 million in 2001. This increase was due primarily to the acquisition of the Netherlands franchise operations, which included 39 franchise stores, 15 Company-owned stores and a distribution center, in the fourth quarter of 2001 ($7.1 million year-over-year impact on revenues), as well as increases in same store sales and the average number of international stores open during 2002. On a constant dollar basis, same store sales increased 4.1% in 2002 as compared to 2001. On a historical dollar basis, same store sales increased 3.2% in 2002 compared to 2001, reflecting a generally stronger U.S. dollar in those markets in which we compete. There were 2,259 and 2,382 international stores in operation as of December 30, 2001 and December 29, 2002, respectively.

Cost of sales / operating margin. The consolidated operating margin, which we define as revenues less cost of sales, increased $15.6 million or 4.9% to $336.0 million in 2002, from $320.4 million in 2001, as summarized in the following table.

	2001		2002
Consolidated revenues	$1,258.3	100.0%	$1,275.0	100.0%
Consolidated cost of sales	937.9	74.5%	939.0	73.6%

Consolidated operating margin	$320.4	25.5%	$336.0	26.4%

The $15.6 million increase in consolidated operating margin was due to increases in the operating margin from all of our business segments.

As a percentage of total revenues, our consolidated operating margin increased primarily as a result of increases in domestic franchise and international operation margins and decreased costs at our domestic distribution operations. Changes in the operating margin at our domestic Company-owned store operations and our domestic distribution operations are more fully described below.

Domestic Company-owned stores. The domestic Company-owned store operating margin increased $2.8 million or 3.3% to $84.2 million in 2002, from $81.4 million in 2001, as summarized in the following table.

	2001		2002
Revenues	$362.2	100.0%	$376.5	100.0%
Cost of sales	280.8	77.5%	292.4	77.6%

Store operating margin	$81.4	22.5%	$84.2	22.4%

The $2.8 million increase in domestic Company-owned store operating margin is primarily due to decreases in food costs, offset in part by increases in labor, insurance and occupancy costs.

As a percentage of store revenues, labor costs increased 0.4% to 30.2% in 2002, from 29.8% in 2001, reflecting increased average wage rates at our stores. As a percentage of store revenues, insurance costs increased 1.0% to 4.4% in 2002, from 3.4% in 2001. This increase in insurance costs was driven primarily by the increased cost of workers’ compensation and automobile liability premiums. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, increased 0.3% to 10.3% in 2002, from 10.0% in 2001. This increase in occupancy costs was due primarily to increases in rents.

These increases in cost of sales were offset in part by a decrease in food costs as a percentage of store revenues. Food costs decreased 1.7% to 26.2% in 2002, from 27.9% in 2001 due primarily to lower cheese prices during 2002 as compared to 2001. The cheese block price per pound averaged $1.19 in 2002 compared to $1.43 in 2001.

Domestic Distribution. The domestic distribution operating margin increased $4.8 million or 6.6% to $75.8 million in 2002, from $71.0 million in 2001, as summarized in the following table.

	2001		2002
Revenues	$691.9	100.0%	$676.0	100.0%
Cost of sales	620.9	89.7%	600.2	88.8%

Distribution operating margin	$71.0	10.3%	$75.8	11.2%

The $4.8 million increase in the domestic distribution operating margin was primarily due to increases in volumes and efficiencies in the areas of operations and purchasing.

As a percentage of distribution revenues, our distribution operating margin increased primarily as a result of the aforementioned increases in volumes and operational and purchasing efficiencies as well as decreases in food prices, including cheese. Reductions in certain food prices, including cheese, have a positive effect on the distribution operating margin as a percentage of revenues due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had cheese prices remained constant with fiscal 2001 levels, the distribution operation margin would have decreased to approximately 10.6% of distribution revenues, or 0.6% lower than the reported amount.

These increases in operating margin were offset in part by increases in workers’ compensation and automobile liability premiums.

General and administrative expenses. General and administrative expenses decreased $15.4 million or 7.9% to $177.9 million in 2002, from $193.3 million in 2001. As a percentage of total revenues, general and administrative expenses decreased 1.4% to 14.0% in 2002, from 15.4% in 2001. This improvement in general and administrative expenses as a percentage of revenues was due in part to management’s continued focus on controlling overhead costs, and improved collections, as well as the following:

•	The absence of covenant not-to-compete amortization expense in 2002 relating to our covenant with our former majority stockholder ($5.3 million in 2001);

•	The reversal in 2002 of a $2.5 million reserve originally recorded in 2001 relating to an international contingent liability which was favorably resolved in 2002, as well as a related $1.4 million reserve for doubtful accounts receivable originally recorded in 2000 and 2001 which was reversed upon collection of the receivable in 2002 ($7.2 million year over year impact); and

•	The absence of goodwill expense in 2002 relating to our adoption of SFAS No. 142 ($2.0 million in 2001).

These decreases in general and administrative expenses in 2002 were offset in part by a $1.0 million increase in net losses on the sale/disposal of assets, which includes approximately $5.3 million of certain capitalized software costs that were expensed in 2002.

Interest expense. Interest expense decreased $8.1 million or 11.8% to $60.3 million in 2002, from $68.4 million in 2001. This decrease was due primarily to a decrease in variable interest rates and interest rate margins on our senior credit facility and reduced debt levels. The Company repaid approximately $52.7 million of debt in 2002. This decrease in interest expense was offset in part by a $4.5 million write-off of financing fees related to the Company’s refinancing of its senior credit facility.

Other. Other expenses increased $1.6 million to $1.8 million in 2002, from $0.2 million in 2001. This increase was due to an increase in losses on senior subordinated debt retirements in 2002 compared to 2001.

Provision for income taxes. Provision for income taxes increased $12.3 million to $35.8 million in 2002, from $23.5 million in 2001. This increase was due primarily to an increase in pre-tax income.

Segment Income. The following table summarizes Segment Income for each of the Company’s reportable segments for the fiscal years ended December 30, 2001 and December 29, 2002:

	2001	2002
Domestic Stores	$126.6	$137.6
Domestic Distribution	44.3	50.0
International	16.3	25.9

Domestic Stores. Domestic Stores Segment Income increased $11.0 million or 8.7% to $137.6 million in 2002, from $126.6 million in 2001. This increase was due primarily to increases in revenues, as described more fully in the revenues discussions above, reductions in food costs in our Company-owned stores, driven primarily by decreases in cheese prices, and reductions in office overhead costs. These increases were offset in part by increases in insurance and rent costs.

Domestic Distribution. Domestic Distribution Segment Income increased $5.7 million or 12.7% to $50.0 million in 2002, from $44.3 million in 2001. This increase was due primarily efficiencies in the areas of purchasing and operations. This increase was offset in part by increases in insurance costs.

International. International Segment Income increased $9.6 million or 58.5% to $25.9 million in 2002, from $16.3 million in 2001. This increase was due primarily to increases in revenues, as described more fully in the revenues discussion above, and the impact of a favorable resolution of a contingent liability and collection of a previously reserved receivable, both of which are more fully described in the general and administrative expense discussion above.

Liquidity and Capital Resources

As of December 28, 2003 we had negative working capital of $1.4 million and cash and cash equivalents of $42.7 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay long-term debt and invest in long-term assets, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We have historically funded capital expenditures and debt repayments from cash flows from operations and expect to in the future. We did not have any material commitments for capital expenditures as of December 28, 2003.

As of December 28, 2003, we had $959.7 million of long-term debt, of which $18.6 million was classified as a current liability. During 2003, there were no borrowings under our revolving credit facility. Letters of credit issued under our $125.0 million revolving credit facility were $25.4 million. These letters of credit are primarily related to our insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $102.5 million and $105.0 million in 2003 and 2002, respectively. The $2.5 million decrease was due primarily to a $21.8 million decrease in net income, primarily as a result of expenses incurred as part of our recapitalization, a $5.5 million decrease in net gains (losses) on sale/disposal of assets and a $4.6 million decrease in provision for deferred income taxes. These decreases were offset in part by a $13.6 million net change in operating assets and liabilities and a $10.8 million increase in amortization of deferred financing costs and debt discount.

Cash used in investing activities was $19.6 million and $72.0 in 2003 and 2002, respectively. The $52.4 million decrease was due primarily to a $24.8 million decrease in capital expenditures, a $22.0 million decrease in acquisitions of franchise operations and a $7.2 million increase in net repayments of notes receivable. The decrease in capital expenditures was due in part to significant investments in 2002 in connection with the implementation of a new point-of-sale system and the related hardware in our Company-owned stores. The decrease in acquisitions of franchise operations was due primarily to the Company’s purchase of 83 domestic franchise stores in Arizona during the first quarter of 2002.

Cash used in financing activities was $62.9 million and $65.8 million in 2003 and 2002, respectively. The $2.9 million decrease was due primarily to activity relating to the Company’s June 2003 recapitalization, including a $244.8 million increase in repayments of long-term debt, a $379.4 million increase in distributions to Parent and a $17.5 million increase in cash paid for financing costs. These decreases were offset by a $645.1 million increase in proceeds from issuance of debt.

On June 25, 2003, the Company, together with the Parent, consummated a recapitalization transaction (the “2003 Recapitalization”) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% Senior Subordinated Notes due 2011 (the “2011 Notes”) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the “2003 Agreement”). The 2003 Agreement was amended on November 25, 2003 primarily to obtain more favorable interest rate margins.

The 2011 Notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2006, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use up to 40% of the net proceeds from such offering to retire 2011 Notes. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The 2003 Agreement provides the following credit facilities: a term loan (the “Term Loan”) and a revolving credit facility (the “Revolver”). The aggregate borrowings available under the 2003 Agreement are $735.0 million. The 2003 Agreement provides borrowings of $610.0 million under the Term Loan. The Term Loan was initially fully borrowed. Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (4.00% at December 28, 2003) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 1.50%, or (ii) the Eurodollar rate (1.125% at December 28, 2003) plus an applicable margin of 2.50%. At December 28, 2003, the Company’s borrowing rate was 3.625% for Term Loan borrowings. As of December 28, 2003, all borrowings under the Term Loan were under a Eurodollar contract with an interest period of 180 days. The 2003 Agreement requires Term Loan principal payments of $7.0 million in 2004, $42.0 million in 2005, $56.0 million in 2006, $52.5 million in 2007, $76.9 million in 2008, $108.2 million in 2009 and $195.4 million in 2010. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. Upon a public stock offering, the Company is required to pay down the Term Loan in an amount equal to 50% of the net proceeds of such offering. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

The 2003 Agreement also provides for borrowings of up to $125.0 million under the Revolver, of which up to $60.0 million is available for letter of credit advances. Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) the Eurodollar rate plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Parent and its subsidiaries ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At December 28, 2003, the fee for letter of credit amounts outstanding was 3.125%. At December 28, 2003, there is $99.6 million in available borrowings under the Revolver, with $25.4 million of letters of credit outstanding. The Revolver expires in June 2009.

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

Impact of Inflation

We believe that our results of operations are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2001, 2002, or 2003. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. We adopted FIN 45 at the beginning of fiscal 2003. The adoption did not have a material effect on our results of operations or financial condition.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. We adopted SFAS 148 in 2003. The adoption did not have a material effect on our results of operations or financial condition.

In December 2003, the FASB issued a revised interpretation of FASB Interpretation 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (FIN 46R). FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if the enterprise is determined to be the primary beneficiary, as defined in FIN 46R. We are required to apply this interpretation immediately for all entities created after December 31, 2003. We are required to adopt FIN 46R for all variable interest entities created on or prior to December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004, which is beginning of our fiscal 2005. We are assessing FIN 46R and related guidance as it relates to VIEs, and are unable to predict the impact, if any, of this interpretation on our results of operations or financial condition.

Contractual Obligations

The following is a summary of our significant contractual obligations at December 28, 2003: (in millions)

Contractual Obligations	2004	2005	2006	2007	2008	Thereafter	Total
Long-term debt	$18.4	$42.0	$56.0	$52.5	$76.9	$706.8	$952.7
Capital lease	0.7	0.7	0.7	0.7	0.7	7.1	10.8
Operating leases (1)	28.6	28.2	24.1	19.4	15.5	58.3	174.0

(1)	We lease retail store and distribution center locations, distribution vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

We may be required to purchase the Domino’s, Inc. senior subordinated notes upon a change of control, as defined in the indenture governing those notes. As of December 28, 2003, there was $403.0 million in aggregate principal amount of senior subordinated notes outstanding.

Off-Balance Sheet Arrangements

As part of TISM’s recapitalization in 1998, we and our subsidiaries entered into a management agreement with an affiliate of one of TISM’s stockholders to provide specified management services. We are committed to pay an amount not to exceed $2.0 million per year, excluding out-of-pocket expenses on an ongoing basis for management services as defined in the management agreement.

TISM is contingently liable to pay our former majority TISM stockholder and his wife an amount not exceeding approximately $15 million under a note payable, plus 8% interest per annum beginning in 2003, in the event the majority of TISM stockholders sell a specified percentage of their common stock to an unaffiliated party.

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit and financial guarantees as of December 28, 2003 are $26.4 million, and primarily relate to letters of credit for our insurance programs and distribution center leases.

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

FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-K, as well as in future oral and written statements by our management, that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would,” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our stakeholders. However, there may be events in the future that we are not able to accurately predict or control. The factors listed in Exhibit 99.1 “Risk Factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, those described in Exhibit 99.1 “Risk Factors.”

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

This Form 10-K contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”), including information within Management’s Discussion and Analysis of Financial Condition and Results of Operations. The following cautionary statements are being made pursuant to the provisions of the Act and with the intention of obtaining the benefits of the “safe harbor” provisions of the Act. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including but not limited to, the following:

•	Our ability to maintain good relationships with our franchisees;

•	Our ability to successfully implement cost-saving strategies;

•	Increases in our operating costs, including cheese, fuel and other commodity costs and the minimum wage;

•	Our ability to compete domestically and internationally in our intensely competitive industry;

•	Our ability to retain or replace our executive officers and other key members of management and our ability to adequately staff our stores and distribution centers with qualified personnel;

•	Our ability to pay principal and interest on our substantial debt;

•	Our ability to borrow in the future;

•	Our ability to find and/or retain suitable real estate for our stores and distribution centers;

•	Adverse legislation or regulation;

•	Adverse legal settlements;

•	Changes in consumer taste, demographic trends and traffic patterns;

•	Our ability to sustain or increase historical revenues and profit margins;

•	Continuation of certain trends and general economic conditions in the industry; and

•	Adequacy of insurance coverage

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

We are also exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. Management actively monitors this exposure. However, we do not enter into financial instruments to hedge commodity prices. The cheese block price per pound averaged $1.31 in 2003. The estimated change in Company-owned store food costs from a hypothetical $0.20 change in the average cheese block price per pound would have been approximately $3.5 million in 2003. This hypothetical change in food cost could be positively or negatively impacted by average ticket changes and product mix changes.

Financial Derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of reducing our volatility in borrowing costs.

At December 28, 2003 we had three interest rate swap agreements effectively converting the variable Eurodollar component on a portion of our senior credit facility term debt to various fixed rates over various terms. Additionally, we had two interest rate swap agreements effectively converting the fixed rate interest component on our senior subordinated notes to variable rates over the term of our senior subordinated notes. These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Rate
Interest Rate Swap	$60.0 million	June 2001 – June 2004	4.90%
Interest Rate Swap	$30.0 million	September 2001 – September 2004	3.69%
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At December 28, 2003, the weighted average interest rate on our $473.0 million of variable interest debt was approximately 3.8%.

We had total interest expense of approximately $74.7 million in 2003. The estimated increase in 2003 interest expense from a hypothetical 200 basis-point adverse change in applicable variable interest rates would have been approximately $5.2 million.

Foreign Currency Exchange Rate Risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7% of our revenues in 2003 were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency. This exposes us to risks associated with changes in foreign currency that can adversely affect revenues, net income and cash flows. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Auditors

To Domino’s, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Domino’s, Inc. and its subsidiaries (the “Company”) at December 29, 2002 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill in 2002.

/s/ PRICEWATERHOUSECOOPERS LLP

January 30, 2004

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 29, 2002	December 28, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,472	$42,726
Accounts receivable, net of reserves of $3,764 in 2002 and $3,869 in 2003	57,497	64,571
Inventories	21,832	19,480
Notes receivable, net of reserves of $1,785 in 2002 and $291 in 2003	3,398	3,785
Prepaid expenses and other	6,673	16,040
Advertising fund assets, restricted	28,231	30,544
Deferred income taxes	6,809	5,730

Total current assets	146,912	182,876

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	15,986	21,849
Leasehold and other improvements	57,029	61,433
Equipment	145,513	158,286
Construction in progress	5,727	6,133

	224,255	247,701
Accumulated depreciation and amortization	103,708	120,634

Property, plant and equipment, net	120,547	127,067

OTHER ASSETS:
Investments in marketable securities, restricted	3,172	4,155
Notes receivable, less current portion, net of reserves of $1,899 in 2002 and $1,840 in 2003	10,755	1,813
Deferred financing costs, net of accumulated amortization of $22,436 in 2002 and $846 in 2003	18,264	18,847
Goodwill	23,232	23,432
Capitalized software, net of accumulated amortization of $25,930 in 2002 and $26,936 in 2003	28,313	27,197
Other assets, net of accumulated amortization of $1,374 in 2002 and $2,087 in 2003	10,945	11,020
Deferred income taxes	60,287	52,042

Total other assets	154,968	138,506

Total assets	$422,427	$448,449

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

	December 29, 2002	December 28, 2003
LIABILITIES AND STOCKHOLDER’S DEFICIT
CURRENT LIABILITIES:
Current portion of long-term debt	$2,843	$18,572
Accounts payable	46,131	53,388
Accrued compensation	26,723	25,315
Accrued interest	12,864	17,217
Insurance reserves	8,452	9,432
Advertising fund liabilities	28,231	30,544
Other accrued liabilities	31,984	29,795

Total current liabilities	157,228	184,263

LONG-TERM LIABILITIES:
Long-term debt, less current portion	599,180	941,165
Insurance reserves	12,510	15,941
Other accrued liabilities	29,090	25,169

Total long-term liabilities	640,780	982,275

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, par value $0.01 per share; 3,000 shares authorized; 10 shares issued and outstanding	—	—
Additional paid-in capital	120,723	124,210
Retained deficit	(491,793)	(842,308)
Accumulated other comprehensive income (loss)	(4,511)	9

Total stockholder’s deficit	(375,581)	(718,089)

Total liabilities and stockholder’s deficit	$422,427	$448,449

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	For the Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
REVENUES:
Domestic Company-owned stores	$362,189	$376,533	$375,421
Domestic franchise	134,195	140,667	144,458
Domestic distribution	691,902	676,018	717,057
International	69,995	81,762	96,386

Total revenues	1,258,281	1,274,980	1,333,322

OPERATING EXPENSES:
Cost of sales	937,899	938,972	992,096
General and administrative	193,277	177,938	182,068

Total operating expenses	1,131,176	1,116,910	1,174,164

INCOME FROM OPERATIONS	127,105	158,070	159,158

INTEREST INCOME	1,778	537	386

INTEREST EXPENSE	(68,380)	(60,321)	(74,678)

OTHER	(217)	(1,836)	(22,747)

INCOME BEFORE PROVISION FOR INCOME TAXES	60,286	96,450	62,119

PROVISION FOR INCOME TAXES	23,506	35,789	23,295

NET INCOME	$36,780	$60,661	$38,824

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
NET INCOME	$36,780	$60,661	$38,824

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:
Currency translation adjustment	(259)	1,082	1,704
Cumulative effect of change in accounting for derivative instruments	2,685	—	—
Unrealized losses on derivative instruments	(8,124)	(10,241)	(1,856)
Reclassification adjustment for losses included in net income	2,384	5,389	6,300

	(3,314)	(3,770)	6,148
TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	1,130	1,795	(1,628)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2,184)	(1,975)	4,520

COMPREHENSIVE INCOME	$34,596	$58,686	$43,344

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(In thousands)

	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)
				Currency Translation Adjustment	Fair Value of Derivative Instruments
BALANCE AT DECEMBER 31, 2000	$—	$120,202	$(574,657)	$(352)	$—

Net income	—	—	36,780	—	—
Distributions to Parent	—	—	(4,663)	—	—
Currency translation adjustment	—	—	—	(259)	—
Cumulative effect of change in accounting for derivative instruments, net of tax	—	—	—	—	1,692
Unrealized losses on derivative instruments, net of tax	—	—	—	—	(5,119)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	1,502

BALANCE AT DECEMBER 30, 2001	—	120,202	(542,540)	(611)	(1,925)

Net income	—	—	60,661	—	—
Distributions to Parent	—	—	(9,914)	—	—
Capital contribution	—	521	—	—	—
Currency translation adjustment	—	—	—	1,082	—
Unrealized losses on derivative instruments, net of tax	—	—	—	—	(6,452)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	3,395

BALANCE AT DECEMBER 29, 2002	—	120,723	(491,793)	471	(4,982)

Net income	—	—	38,824	—	—
Distributions to Parent	—	—	(389,339)	—	—
Tax benefit related to the exercise of Parent stock options	—	134	—	—	—
Non-cash compensation expense	—	3,353	—	—	—
Currency translation adjustment	—	—	—	1,704	—
Unrealized losses on derivative instruments, net of tax	—	—	—	—	(1,121)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	3,937

BALANCE AT DECEMBER 28, 2003	$—	$124,210	$(842,308)	$2,175	$(2,166)

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,780	$60,661	$38,824
Adjustments to reconcile net income to net cash provided by operating activities–
Depreciation and amortization	33,092	28,273	29,822
Provision (benefit) for losses on accounts and notes receivable	2,996	(441)	(212)
(Gains) losses on sale/disposal of assets	1,964	2,919	(2,606)
Provision for deferred income taxes	4,101	12,271	7,696
Amortization of deferred financing costs and debt discount	6,031	9,966	20,756
Non-cash compensation expense	—	—	3,353
Changes in operating assets and liabilities-
Increase in accounts receivable	(10,050)	(2,252)	(7,393)
Decrease (increase) in inventories, prepaid expenses and other	3,427	(1,196)	981
Increase (decrease) in accounts payable and accrued liabilities	11,567	(12,488)	6,891
Increase (decrease) in insurance reserves	(2,727)	7,263	4,411

Net cash provided by operating activities	87,181	104,976	102,523

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(40,606)	(53,931)	(29,161)
Proceeds from sale of property, plant and equipment	2,225	719	1,101
Acquisitions of franchise operations	(1,362)	(22,157)	(200)
Repayments of notes receivable, net	4,807	3,247	10,423
Other, net	180	108	(1,727)

Net cash used in investing activities	(34,756)	(72,014)	(19,564)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	365,000	1,010,090
Repayments of long-term debt and capital lease obligation	(32,332)	(417,736)	(662,492)
Cash paid for financing costs	—	(3,636)	(21,142)
Distributions to Parent	(2,893)	(9,914)	(389,339)
Capital contributions from Parent	—	521	—

Net cash used in financing activities	(35,225)	(65,765)	(62,883)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	41	128	178

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,241	(32,675)	20,254

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	37,906	55,147	22,472

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$55,147	$22,472	$42,726

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is primarily engaged in the following business activities: (i) retail sales through Company-owned Domino’s Pizza stores, (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned distribution centers, and (iii) receipt of royalties and fees from domestic and international Domino’s Pizza franchisees.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Domino’s, Inc. (Domino’s), a Delaware corporation, its wholly-owned subsidiaries and one majority-owned subsidiary (collectively, the Company). All significant intercompany accounts and transactions have been eliminated. Domino’s is a wholly-owned subsidiary of TISM, Inc. (the Parent).

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2001 fiscal year ended December 30, 2001; the 2002 fiscal year ended December 29, 2002; and the 2003 fiscal year ended December 28, 2003. Each of these fiscal years consists of fifty-two weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at December 29, 2002 and December 28, 2003 are comprised of the following (in thousands):

	2002	2003
Food	$16,123	$15,886
Equipment and supplies	5,709	3,594

Inventories	$21,832	$19,480

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees (i) to stimulate franchise store growth, (ii) to finance the sale of Company-owned stores to franchisees, (iii) to facilitate new equipment rollouts, or (iv) to otherwise assist a franchisee. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and, at December 28, 2003, assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method or an accelerated method (Note 7) over the useful lives for covenants not-to-compete and other intangible assets and was approximately $5.5 million, $185,000 and $794,000 in 2001, 2002 and 2003, respectively.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are generally as follows (in years):

Buildings	20
Leasehold and other improvements	10
Equipment	3 –12

Included in land and buildings as of December 28, 2003 is a capital lease asset of approximately $6.2 million related to the lease of a distribution center building. This capital lease asset is being amortized over the fifteen year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $16.0 million, $19.5 million and $22.9 million in 2001, 2002 and 2003, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows, an impairment loss is recognized and the asset is written down to its estimated fair value. No long-lived asset impairment losses have been recognized in 2001, 2002 or 2003.

Investments in Marketable Securities

Investments in marketable securities consist of investments in various funds made by eligible individuals as part of the Company’s deferred compensation plan (Note 5). These investments are stated at aggregate fair value, are restricted and have been placed in a rabbi trust whereby the amounts are irrevocably set aside to fund the Company’s obligations under the deferred compensation plan. The Company classifies these investments in marketable securities as trading and accounts for them in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.

Deferred Financing Costs

Deferred financing costs include debt issuance costs primarily incurred by the Company as part of the 2003 Recapitalization (Note 2). Amortization is provided using the effective interest rate method over the terms of the respective debt instruments to which the costs relate and is included in interest expense.

In connection with the consummation of the 2002 Agreement (Note 2), the Company expensed financing costs of approximately $4.5 million. In connection with the 2003 Recapitalization, the Company expensed financing costs of approximately $15.6 million. Amortization of deferred financing costs, including the aforementioned amounts, was approximately $6.0 million, $10.0 million and $20.6 million in 2001, 2002 and 2003, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Goodwill

Goodwill, primarily arising from franchise store acquisitions, was amortized using the straight-line method over periods not exceeding ten years for periods prior to 2002. Amortization expense was approximately $2.0 million in 2001. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective December 31, 2001 and, accordingly, ceased amortizing goodwill and assigned goodwill to reporting units for purposes of impairment testing. The Company has determined its reporting units to be its operating segments. In addition, the Company performed the required transition impairment test and determined that no impairment existed as of the date of adoption. The Company also performed its annual impairment test at December 29, 2002 and December 28, 2003 and determined that no impairment existed.

SFAS No. 142 requires prospective application and does not permit restatement of prior period financial statements. Had this Statement been applied in prior years, net income would have been approximately $38.1 million in 2001.

During 2002, the Company recorded approximately $10.6 million of goodwill in connection with the acquisition of the Arizona Stores (Note 10). This goodwill is expected to be deductible for tax purposes.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally developed and externally developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. During 2002, the Company expensed approximately $5.3 million of certain capitalized software costs, which is included in general and administrative expense as a loss on disposal of assets. Capitalized software amortization expense was approximately $9.4 million, $8.5 million and $6.1 million in 2001, 2002 and 2003, respectively.

Insurance Reserves

The Company’s health insurance program provides coverage for life, medical, dental and accidental death and dismemberment (AD&D) claims. Self-insurance limitations for medical per a covered individual’s lifetime are $2.0 million in 2001, 2002 and 2003. The AD&D and life insurance components of the health insurance program are fully insured by the Company through third-party insurance carriers.

In December 1998, the Company entered into a guaranteed cost, combined casualty insurance program that is effective for the period from December 1998 to December 2001. This program covers insurance claims on a first dollar basis for workers’ compensation, general liability and owned and non-owned automobile liabilities. Total insurance limits under this program are $106.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company is partially self-insured for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Insurance reserves, other than health insurance reserves, are determined using actuarial estimates from an independent third party. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. In management’s opinion, the insurance reserves at December 29, 2002 and December 28, 2003 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, store operating expenses, liabilities relating to the fair value of derivatives and deferred compensation liabilities.

Foreign Currency Translation

The Company’s foreign entities use their local currency or the U.S. dollar as the functional currency, in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at yearend exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

Revenue Recognition

Domestic Company-owned stores revenues are comprised of retail sales through Company-owned stores located in the contiguous U.S. and are recognized when the items are delivered to or carried out by customers.

Domestic franchise revenues are primarily comprised of royalties and, to a lesser extent, fees and other income from franchisees with operations in the contiguous U.S. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

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

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores (Note 9) that purchase all of their food from its distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution segment (Note 9) in the same period as the related revenues and costs are recorded, and were $37.9 million, $40.9 million and $41.6 million in 2001, 2002 and 2003, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $35.3 million, $36.0 million and $36.6 million during 2001, 2002 and 2003, respectively.

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund, Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $10.9 million in 2001 and $11.3 million in each of 2002 and 2003. DNAF also received national advertising contributions from franchisees of approximately $73.6 million, $76.5 million and $77.7 million during 2001, 2002 and 2003, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related Statements which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

During 2001 and 2002, the Company entered into multiple interest rate derivative agreements to effectively convert the variable Eurodollar component of the effective interest rate on a portion of the Company’s debt under its credit agreements to various fixed rates, in an effort to reduce the impact of interest rate changes on income. The Company designated all of these agreements as cash flow hedges. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2003, the Company entered into two interest rate derivative agreements to effectively convert the fixed interest rate component of the Company’s debt under the 2011 Notes (Note 2) to variable rates over the term of the 2011 Notes. The Company has designated both of these agreements as fair value hedges. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense.

These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Rate
Interest Rate Swap	$60.0 million	June 2001 – June 2004	4.90%
Interest Rate Swap	$30.0 million	September 2001 – September 2004	3.69%
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points

At December 29, 2002, the fair value of the Company’s cash flow hedges is a net liability of approximately $7.9 million, of which $6.0 million is included in current other accrued liabilities and $1.9 million is included in long-term other accrued liabilities. At December 28, 2003, the fair value of the Company’s cash flow hedges is a net liability of approximately $3.4 million, of which $3.1 million is included in current other accrued liabilities and $320,000 is included in long-term other accrued liabilities.

At December 28, 2003, the fair value of the Company’s fair value hedges is a net asset of approximately $3.6 million, of which $3.1 million is included in prepaid expenses and other and $536,000 is included in long-term other assets.

New Accounting Pronouncements

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 clarifies the requirements of SFAS No. 5 “Accounting for Contingencies”, relating to a guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The Company adopted FIN 45 at the beginning of fiscal 2003. The adoption did not have a material effect on the Company’s results of operations or financial condition.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as required by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company adopted SFAS 148 in 2003. The adoption did not have a material effect on the Company’s results of operations or financial condition.

In December 2003, the FASB issued a revised interpretation of FASB Interpretation 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (FIN 46R). FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if the enterprise is determined to be the primary beneficiary, as defined in FIN 46R. The Company is required to apply this interpretation immediately for all entities created after December 31, 2003. The Company is required to adopt FIN 46R for all variable interest entities created on or prior to December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004, which is beginning of the Company’s fiscal 2005. The Company is assessing FIN 46R and related guidance as it relates to VIEs, and is unable to predict the impact, if any, of this interpretation on its results of operations or financial condition.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $60.6 million, $51.8 million and $49.6 million during 2001, 2002 and 2003, respectively. Cash paid for income taxes was approximately $11.4 million, $24.0 million and $21.1 million in 2001, 2002 and 2003, respectively.

The Company financed the sale of certain Company-owned stores to franchisees with notes totaling approximately $7.0 million and $811,000 in 2001 and 2002, respectively, including $450,000 of notes to a former minority Parent stockholder in 2002.

During 2001, the Company distributed approximately $1.8 million of accounts receivable to the Parent.

During 2003, the Company entered into a capital lease for one of its distribution center buildings. In connection with this lease, the Company recorded a $6.2 million capital lease asset and offsetting lease liability.

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

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Reclassifications

Certain amounts from fiscal 2001 and 2002 have been reclassified to conform to the fiscal 2003 presentation.

The Company has presented on a gross basis approximately $30.5 million of assets and liabilities of the DNAF in the consolidated balance sheet as of December 28, 2003 and has reclassified approximately $28.2 million of assets and liabilities of the DNAF in the consolidated balance sheet as of December 29, 2002. As the related assets held by the DNAF, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand, all assets held by the DNAF are considered restricted.

The Company has reclassified losses on debt extinguishments of $217,000 and $1.8 million in 2001 and 2002, respectively, from general and administrative expense to other expense to conform to the presentation of the Company’s losses on debt extinguishments in 2003, which totaled $22.7 million.

(2) FINANCING ARRANGEMENTS

At December 29, 2002 and December 28, 2003, long-term debt consisted of the following (in thousands):

	2002	2003
2003 Agreement – Term Loan	$—	$538,013
2002 Agreement – Term Loan	363,175	—
Other borrowings	408	437
Capital lease obligation	—	6,152
Senior subordinated notes due 2009, 10 3/8%	238,440	11,234
Senior subordinated notes due 2011, 8 1/4%, net of a $2.7 million unamortized discount and including a $3.6 million asset related to fair value derivatives	—	403,901

	602,023	959,737
Less– current portion	2,843	18,572

	$599,180	$941,165

On July 29, 2002, the Company entered into a credit agreement (the 2002 Agreement) with a consortium of banks and used the proceeds to repay borrowings outstanding under a previous credit agreement. The 2002 Agreement provided a $365.0 million term loan and a $100.0 million revolving credit facility.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2003 Recapitalization

On June 25, 2003, the Company, together with the Parent, consummated a recapitalization transaction (the 2003 Recapitalization) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% Senior Subordinated Notes due 2011 (the 2011 Notes) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the 2003 Agreement). The 2003 Agreement was amended on November 25, 2003 primarily to obtain more favorable interest rate margins.

The Company used the proceeds from the 2011 Notes and the 2003 Agreement as well as cash from operations to (i) retire all of its outstanding 10 3/8% senior subordinated notes that were tendered, (ii) repay all amounts outstanding under the 2002 Agreement, (iii) distribute amounts to the Parent to redeem all of its outstanding preferred stock, (iv) distribute amounts to the Parent to pay a dividend on its outstanding common stock, and (v) pay related transaction fees and expenses.

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan (the Term Loan) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 2003 Agreement are $735.0 million. The 2003 Agreement provides borrowings of $610.0 million under the Term Loan. The Term Loan was initially fully borrowed. Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (4.00% at December 28, 2003) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 1.50%, or (ii) the Eurodollar rate (1.125% at December 28, 2003) plus an applicable margin of 2.50%. At December 28, 2003, the Company’s borrowing rate was 3.625% for Term Loan borrowings. As of December 28, 2003, all borrowings under the Term Loan were under a Eurodollar contract with an interest period of 180 days. The 2003 Agreement requires Term Loan principal payments of $7.0 million in 2004, $42.0 million in 2005, $56.0 million in 2006, $52.5 million in 2007, $76.9 million in 2008, $108.2 million in 2009 and $195.4 million in 2010. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. Upon a public stock offering, the Company is required to pay down the Term Loan in an amount equal to 50% of the net proceeds of such offering. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The 2003 Agreement also provides for borrowings of up to $125.0 million under the Revolver, of which up to $60.0 million is available for letter of credit advances. Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) the Eurodollar rate plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Parent and its subsidiaries ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At December 28, 2003, the fee for letter of credit amounts outstanding was 3.125%. At December 28, 2003, there is $99.6 million in available borrowings under the Revolver, with $25.4 million of letters of credit outstanding. The Revolver expires in June 2009.

Borrowings under the 2003 Agreement are guaranteed by the Parent, are jointly and severally guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary, and are secured by substantially all of the assets of the Company.

The 2003 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage. The 2003 Agreement also restricts the Company’s ability to pay dividends on or redeem or purchase its capital stock, incur additional indebtedness, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies.

2011 Notes

The 2011 Notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2006, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use up to 40% of the net proceeds from such offering to retire 2011 Notes. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The indenture related to the 2011 Notes restricts the Company from, among other restrictions, paying dividends or redeeming equity interests, with certain specified exceptions, unless a minimum fixed charge coverage ratio is met and, in any event, such payments are limited to 50% of the Company’s cumulative net income from December 30, 2002 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

As of December 28, 2003, management estimates the fair value of the 2011 Notes to be approximately $437.3 million. The carrying amounts of the Company’s other debt approximate fair value.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Other

As defined in the 2003 Agreement, an amount not to exceed $75.0 million was made available for the early retirement of 2011 Notes at the Company’s option. Certain amounts were also available for early retirement of senior subordinated notes under the Company’s previous credit agreements. In 2001, 2002 and 2003, the Company retired $6.0 million, $20.6 million and $20.5 million, respectively, of its senior subordinated notes through open market transactions using funds generated from operations. These retirements resulted in losses of approximately $217,000, $1.8 million and $2.3 million in 2001, 2002 and 2003, respectively, due to purchase prices in excess of face value. Additionally, as part of the 2003 Recapitalization, the Company recorded a $20.4 million loss relating to the retirement of significantly all of the outstanding 10 3/8% senior subordinated notes at a premium. These amounts are included in other in the accompanying statements of income.

At December 29, 2002, affiliates of Parent stockholders had term loan holdings of $42.9 million and senior subordinated notes holdings of $16.5 million. At December 28, 2003, affiliates of Parent stockholders had term loan holdings of $36.2 million and senior subordinated note holdings of $15.0 million. Related interest expense to these affiliates was approximately $3.8 million, $2.0 million and $3.2 million in 2001, 2002 and 2003, respectively.

As of December 28, 2003, maturities of long-term debt and capital lease obligation are as follows, which exclude the $2.7 million unamortized discount on the 2011 Notes and the $3.6 million asset related to fair value derivatives and classifies as current $11.2 million of 10 3/8% senior subordinated notes due 2009 that were called on January 15, 2004 (in thousands):

2004	$18,572
2005	42,274
2006	56,296
2007	52,819
2008	77,244
Thereafter	711,631

$958,836

(3) COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases, and one capital lease with respect to a distribution center, with expiration dates through 2019. Rent expenses totaled approximately $34.4 million, $37.5 million and $38.3 million during 2001, 2002 and 2003, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 28, 2003, the future minimum rental commitments for all non-cancelable leases, which include approximately $52.7 million in commitments to related parties and is net of approximately $3.5 million in future minimum rental commitments which have been assigned to certain franchisees, are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2004	$28,551	$736	$29,287
2005	28,165	736	28,901
2006	24,107	736	24,843
2007	19,363	736	20,099
2008	15,538	736	16,274
Thereafter	58,255	7,119	65,374

Total future minimal rental commitments	$173,979	10,799	$184,778

Less – amounts representing interest		4,647

Total principal payable on capital lease		$6,152

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability, and automobile and franchisee claims arising in the ordinary course of business. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

(4) INCOME TAXES

The Parent files a consolidated Federal income tax return which includes the Company’s operations. For financial reporting purposes and in accordance with a tax-sharing agreement, the Company accounts for income taxes as if it files its own consolidated Federal income tax return.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated income tax provision for 2001, 2002 and 2003 are as follows (in thousands):

	2001	2002	2003
Federal income tax provision based on the statutory rate	$21,100	$33,758	$21,742
State and local income taxes, net of related Federal income taxes	1,588	1,908	1,211
Non-resident withholding and foreign income taxes	3,726	3,829	4,163
Foreign tax and other tax credits	(4,158)	(4,506)	(4,962)
Losses attributable to foreign subsidiaries	281	325	593
Non-deductible expenses	498	471	551
Other	471	4	(3)

	$23,506	$35,789	$23,295

The components of the 2001, 2002 and 2003 provision for income taxes are as follows (in thousands):

	2001	2002	2003
Provision for Federal income taxes-
Current provision	$11,674	$18,685	$9,705
Deferred provision	5,663	10,340	7,564

Total provision for Federal income taxes	17,337	29,025	17,269

Provision for state and local income taxes-
Current provision	4,005	1,004	1,731
Deferred provision (benefit)	(1,562)	1,931	132

Total provision for state and local income taxes	2,443	2,935	1,863

Provision for non-resident withholding and foreign income taxes	3,726	3,829	4,163

	$23,506	$35,789	$23,295

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 29, 2002 and December 28, 2003, the significant components of net deferred income taxes are as follows (in thousands):

	2002	2003
Deferred Federal income tax assets–
Depreciation, amortization and asset basis differences	$33,618	$28,340
Covenants not-to-compete	12,789	11,623
Insurance reserves	6,996	7,432
Other accruals and reserves	7,909	8,077
Bad debt reserves	2,465	1,806
Derivatives liability	2,925	1,297
Foreign net operating loss carryovers	1,352	1,945
Other	1,124	1,105

	69,178	61,625

Valuation allowance on foreign net operating loss carryovers	(1,352)	(1,945)

Total deferred Federal income tax assets	67,826	59,680

Deferred Federal income tax liabilities–
Capitalized software	6,893	7,939

Total deferred Federal income tax liabilities	6,893	7,939

Net deferred Federal income tax asset	60,933	51,741

Net deferred state and local income tax asset	6,163	6,031

Net deferred income taxes	$67,096	$57,772

As of December 29, 2002, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$6,809	$67,180	$73,989
Deferred tax liabilities	—	(6,893)	(6,893)

Net deferred income taxes	$6,809	$60,287	$67,096

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 28, 2003, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,730	$59,981	$65,711
Deferred tax liabilities	—	(7,939)	(7,939)

Net deferred income taxes	$5,730	$52,042	$57,772

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. As of December 28, 2003, the Company has approximately $5.6 million of foreign net operating loss carryovers, a portion of which will expire between 2004 through 2007, for which a valuation allowance has been provided.

(5) EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of employee contributions per participant, with Company matching contributions limited to 3% of eligible participant compensation. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.3 million, $2.4 million and $2.2 million for 2001, 2002 and 2003, respectively.

The Company has established a nonqualified deferred compensation plan available for certain key employees. Under this plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2001, 2002 or 2003.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. The Company’s exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit and financial guarantees as of December 28, 2003 are $26.4 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

(7) RELATED PARTY TRANSACTIONS

Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority Parent stockholder. The Company renewed this lease for a ten-year term, beginning in December 2003. Total lease expense related to this lease was approximately $4.5 million in each of 2001, 2002 and 2003, respectively.

At December 28, 2003, aggregate future minimum lease commitments under this lease are as follows (in thousands):

2004	$—
2005	5,294
2006	5,373
2007	5,508
2008	5,645
Thereafter	30,871

$52,691

Distributions

During the normal course of business, the Company may make discretionary distributions to the Parent.

During 2001, the Company distributed approximately $2.7 million to the Parent, which used the proceeds to satisfy certain recapitalization-related obligations to its founder and former majority Parent stockholder and certain members of his family.

During 2002, the Company distributed approximately $9.9 million to the Parent, which primarily used the proceeds to repurchase Parent stock as part of the Arizona Stores acquisition.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2003, and in connection with the 2003 Recapitalization, the Company distributed approximately $388.9 million to the Parent, which used the proceeds to redeem its preferred stock and pay a dividend on its common stock.

Consulting Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Parent (the 1998 Recapitalization), the Company entered into a $5.5 million, ten-year consulting agreement with its founder and former majority Parent stockholder. The Company paid $500,000 in 2001 under this agreement. During 2002, the Company and its founder and former majority Parent stockholder mutually agreed to terminate the consulting agreement. The Company paid $2.9 million to effect such termination.

Covenant Not-to-Compete

As part of the 1998 Recapitalization, the Parent entered into a covenant not-to-compete with its founder and former majority Parent stockholder. The Parent contributed this asset to the Company in 1998. Amortization expense for this covenant not-to-compete was provided using an accelerated method over a three-year period and was approximately $5.3 million in 2001. As of December 30, 2001, this asset was fully amortized.

Management Agreement

As part of the 1998 Recapitalization, the Parent and its subsidiaries (collectively, the Group) entered into a management agreement with an affiliate of a Parent stockholder to provide the Group with certain management services. The Company is committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The Company incurred and paid $2.0 million for management services in each of 2001, 2002 and 2003, respectively. These amounts are included in general and administrative expense. Furthermore, in certain circumstances, the Group must allow the affiliate to participate in the negotiation and consummation of future senior financing for any acquisition or similar transaction and pay the affiliate a fee, as defined in the management agreement.

Stockholder Indemnification of Legal Settlement

In 2002, the Company’s founder and former majority Parent stockholder paid the Company $521,000 related to an indemnification of a lawsuit. The Company recorded the $521,000 as a capital contribution. The founder and former majority Parent stockholder has no further obligation to the Company under the related indemnification agreement.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financing Arrangements

As part of the 2002 Agreement, the Company paid approximately $2.3 million of financing costs to an affiliate of a Parent stockholder. As part of the 2003 Recapitalization, the Company paid approximately $7.9 million of financing costs to an affiliate of a Parent stockholder. A separate affiliate is counterparty to a $50.0 million interest rate derivative agreement.

(8) STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25 “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

The Parent has one stock option plan: the TISM, Inc. Stock Option Plan (the Stock Option Plan). The Stock Option Plan benefits the Company’s employees. As of December 28, 2003, the maximum number of shares that may be granted under the Stock Option Plan is 9,836,739 shares of Parent Class A-3 common stock and 62,576 shares of Parent Class L common stock. Options granted under the Stock Option Plan are generally granted at 100% of the Board of Directors’ estimate of fair value of the underlying stock on the date of grant, expire ten years from the date of grant and vest within five years from the date of grant.

During 2003, the Company recorded $1.9 million in non-cash compensation expense related to Parent stock options issued with exercise prices below the Board of Director’s estimate of fair value of the underlying stock. In addition, the Company recorded $1.5 million in non-cash compensation expense related to the acceleration of the vesting period on certain Parent stock options in connection with the 2003 Recapitalization. All non-cash compensation expenses are recorded in general and administrative expense.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Stock Option Plan is summarized as follows:

	Parent Class A-3 Common Stock Options		Parent Class L Common Stock Options
	Number of Shares	Weighted Average Exercise Price	Number of Shares
Outstanding at December 31, 2000	4,852,071		22,222

Options granted	502,000	$0.50	—
Options cancelled	(267,000)	$0.50	—
Options exercised	(69,000)	$0.50	—

Outstanding at December 30, 2001	5,018,071		22,222

Options granted	1,147,000	$3.50	—
Options cancelled	(99,100)	$1.06	—
Options exercised	(271,000)	$0.50	—

Outstanding at December 29, 2002	5,794,971		22,222

Options granted	3,145,500	$5.83	—
Options cancelled	(55,400)	$4.13	—
Options exercised	(67,100)	$1.26	—

Outstanding at December 28, 2003	8,817,971		22,222

Options outstanding and exercisable at December 28, 2003 are as follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life
				(Years)
Class A-3	4,621,471	4,621,471	$0.50	5.8
Class A-3	1,103,000	1,103,000	$3.50	8.1
Class A-3	189,500	189,500	$6.70	9.0
Class A-3	2,904,000	—	$5.77	9.5
Class L	22,222	22,222	$40.50	5.0

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Management has estimated the fair value of each option grant on the date of grant using the minimum value method and the following assumptions: risk free interest rates of 4.60%, 4.02% and 2.95% in 2001, 2002 and 2003, respectively; expected dividend yields of 0.0%; and expected lives of five years in each of 2001, 2002 and 2003. Approximate fair values per share of each option granted are as follows:

	2001	2002	2003
Class A-3	$0.10	$0.63	$0.79

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, the existing model does not necessarily provide a reliable single measure of the fair value of the stock options.

Had compensation cost for the Stock Option Plan been determined based on the fair value at the grant dates consistent with the method described in SFAS 123, the Company’s net income would have decreased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands):

	2001	2002	2003
Net income, as reported	$36,780	$60,661	$38,824
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	2,096
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(68)	(68)	(2,958)

Net income, pro forma	$36,712	$60,593	$37,962

(9) SEGMENT INFORMATION

The Company has three reportable segments as determined by management using the “management approach” as defined in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: (i) Domestic Stores, (ii) Domestic Distribution, and (iii) International. The Company’s operations are organized by management on the combined bases of line of business and geography. The Domestic Stores segment includes operations with respect to all franchised and Company-owned stores throughout the contiguous United States. The Domestic Distribution segment primarily includes the distribution of food, equipment and supplies to the Domestic Stores segment from the Company’s regional distribution centers. The International segment primarily includes operations related to the Company’s franchising business in foreign and non-contiguous United States markets, its Company-owned store operations in the Netherlands and France and its distribution operations in Canada, France, the Netherlands, Alaska and Hawaii.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization, gains (losses) on sale/disposal of assets, other expense and certain recapitalization-related expenses, referred to on a consolidated basis as Total Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2001, 2002 and 2003. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. In 2003, the “Other” column as it relates to Segment Income excludes $16.8 million of general and administrative costs that were incurred in connection with the 2003 Recapitalization. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2001	$496,384	$796,808	$69,995	$(104,906)	$—	$1,258,281
2002	517,200	779,684	81,762	(103,666)	—	1,274,980
2003	519,879	821,695	96,386	(104,638)	—	1,333,322

Segment Income-
2001	$126,569	$44,323	$16,346	N/A	$(25,077)	$162,161
2002	137,626	49,953	25,910	N/A	(24,227)	189,262
2003	140,073	54,556	29,126	N/A	(20,620)	203,135

Income from Operations-
2001	$114,253	$38,068	$15,162	N/A	$(40,378)	$127,105
2002	126,714	43,155	25,141	N/A	(36,940)	158,070
2003	127,082	45,946	28,117	N/A	(41,987)	159,158

Capital Expenditures-
2001	$15,984	$6,949	$352	N/A	$17,321	$40,606
2002	26,218	7,690	722	N/A	19,301	53,931
2003	9,445	7,966	1,094	N/A	10,656	29,161

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2001	2002	2003
Total Segment Income	$162,161	$189,262	$203,135
Depreciation and amortization	(33,092)	(28,273)	(29,822)
Gains (losses) on sale/disposal of assets	(1,964)	(2,919)	2,606
2003 Recapitalization expenses	—	—	(16,761)

Income from operations	127,105	158,070	159,158

Interest income	1,778	537	386
Interest expense	(68,380)	(60,321)	(74,678)
Other	(217)	(1,836)	(22,747)

Income before provision for income taxes	$60,286	$96,450	$62,119

The following table summarizes the Company’s identifiable asset information as of December 29, 2002 and December 28, 2003:

	2002	2003
Domestic Stores	$116,242	$103,967
Domestic Distribution	98,460	106,476

Total domestic assets	214,702	210,443
International	23,167	26,597
Unallocated	184,558	211,409

Total consolidated assets	$422,427	$448,449

Unallocated assets primarily include cash and cash equivalents, advertising fund assets investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and, in 2003, assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of December 29, 2002 and December 28, 2003:

	2002	2003
Domestic Stores	$21,187	$21,197
Domestic Distribution	1,067	1,067
International	978	1,168

Consolidated goodwill	$23,232	$23,432

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(10) ACQUISITION

On February 25, 2002, the Company purchased the assets related to 83 Domino’s Pizza stores (the Arizona Stores) from its former franchisee in Arizona using funds generated from operations. The Company paid approximately $21.5 million to acquire these assets. The results of the Arizona Stores’ operations have been included in the Domestic Stores segment in the consolidated financial statements since that date.

(11) PERIODIC FINANCIAL DATA (Unaudited, in thousands)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended December 29, 2002
	March 24, 2002	June 16, 2002	September 8, 2002	December 29, 2002
Total revenues	$308,056	$294,062	$277,060	$395,802	$1,274,980
Income before provision for income taxes	25,246	17,155	17,146	36,903	96,450
Net income	15,905	10,809	10,801	23,146	60,661

	For the Fiscal Quarter Ended				For the Fiscal Year Ended December 28, 2003
	March 23, 2003	June 15, 2003	September 7, 2003	December 28, 2003
Total revenues	$312,252	$295,216	$292,848	$433,006	$1,333,322
Income (loss) before provision for income taxes	29,117	28,298	(29,340)	34,044	62,119
Net income (loss)	18,344	17,541	(18,338)	21,277	38,824

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(12) SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The tables below present condensed consolidating financial information for the applicable periods for: (i) Domino’s, Inc.; (ii) on a combined basis, the guarantor subsidiaries of the 2011 Notes; and (iii) on a combined basis, the non-guarantor subsidiaries of the 2011 Notes. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended December 30, 2001
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$1,770	$1,249,004	$7,507	$—	$1,258,281

OPERATING EXPENSES:
Cost of sales	—	931,972	5,927	—	937,899
General and administrative	—	191,229	2,048	—	193,277

Total operating expenses	—	1,123,201	7,975	—	1,131,176

INCOME FROM OPERATIONS	1,770	125,803	(468)	—	127,105

EQUITY EARNINGS IN SUBSIDIARIES	82,955	—	—	(82,955)	—
INTEREST INCOME (EXPENSE), NET	(68,184)	1,604	(22)	—	(66,602)
OTHER	(217)	—	—	—	(217)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	16,324	127,407	(490)	(82,955)	60,286

PROVISION (BENEFIT) FOR INCOME TAXES	(20,456)	43,962	—	—	23,506

NET INCOME (LOSS)	$36,780	$83,445	$(490)	$(82,955)	$36,780

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$1,258,400	$16,580	$—	$1,274,980

OPERATING EXPENSES:
Cost of sales	—	926,089	12,883	—	938,972
General and administrative	—	173,811	4,127	—	177,938

Total operating expenses	—	1,099,900	17,010	—	1,116,910

INCOME FROM OPERATIONS	—	158,500	(430)	—	158,070

EQUITY EARNINGS IN SUBSIDIARIES	101,935	—	—	(101,935)	—
INTEREST INCOME (EXPENSE), NET	(60,013)	338	(109)	—	(59,784)
OTHER	(1,836)	—	—	—	(1,836)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	40,086	158,838	(539)	(101,935)	96,450

PROVISION (BENEFIT) FOR INCOME TAXES	(20,575)	56,364	—	—	35,789

NET INCOME (LOSS)	$60,661	$102,474	$(539)	$(101,935)	$60,661

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$—	$1,310,965	$22,357	$—	$1,333,322
OPERATING EXPENSES:
Cost of sales	—	974,947	17,149	—	992,096
General and administrative	—	176,029	6,039	—	182,068

Total operating expenses	—	1,150,976	23,188	—	1,174,164

INCOME FROM OPERATIONS	—	159,989	(831)	—	159,158

EQUITY EARNINGS IN SUBSIDIARIES	99,839	—	—	(99,839)	—
INTEREST INCOME (EXPENSE), NET	(74,280)	300	(312)	—	(74,292)
OTHER	(22,747)	—	—	—	(22,747)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,812	160,289	(1,143)	(99,839)	62,119

PROVISION (BENEFIT) FOR INCOME TAXES	(36,012)	59,307	—	—	23,295

NET INCOME (LOSS)	$38,824	$100,982	$(1,143)	$(99,839)	$38,824

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$21,522	$950	$—	$22,472
Accounts receivable	—	53,523	3,974	—	57,497
Advertising fund assets, restricted	—	—	28,231	—	28,231
Other current assets	—	37,075	1,637	—	38,712

Total current assets	—	112,120	34,792	—	146,912

PROPERTY, PLANT AND EQUIPMENT, NET	—	116,916	3,631	—	120,547

OTHER ASSETS	246,053	86,373	1,466	(178,924)	154,968

Total assets	$246,053	$315,409	$39,889	$(178,924)	$422,427

CURRENT LIABILITIES:
Current portion of long-term debt	$2,738	$—	$105	$—	$2,843
Accounts payable	—	38,010	8,121	—	46,131
Advertising fund liabilities	—	—	28,231	—	28,231
Other current liabilities	18,858	59,746	1,419	—	80,023

Total current liabilities	21,596	97,756	37,876	—	157,228

LONG-TERM LIABILITIES:
Long-term debt	598,877	—	303	—	599,180
Other long-term liabilities	1,161	40,165	274	—	41,600

Total long-term liabilities	600,038	40,165	577	—	640,780

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(375,581)	177,488	1,436	(178,924)	(375,581)

Total liabilities and stockholder’s equity (deficit)	$246,053	$315,409	$39,889	$(178,924)	$422,427

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	As of December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$—	$41,123	$1,603	$—	$42,726
Accounts receivable	—	59,109	5,462	—	64,571
Advertising fund assets, restricted	—	—	30,544	—	30,544
Other current assets	7,664	35,243	2,128	—	45,035

Total current assets	7,664	135,475	39,737	—	182,876

PROPERTY, PLANT AND EQUIPMENT, NET	—	122,815	4,252	—	127,067

OTHER ASSETS	248,660	81,897	805	(192,856)	138,506

Total assets	$256,324	$340,187	$44,794	$(192,856)	$448,449

CURRENT LIABILITIES:
Current portion of long-term debt	$18,234	$221	$117	$—	$18,572
Accounts payable	—	41,832	11,556	—	53,388
Advertising fund liabilities	—	—	30,544	—	30,544
Other current liabilities	20,944	59,721	1,094	—	81,759

Total current liabilities	39,178	101,774	43,311	—	184,263

LONG-TERM LIABILITIES:
Long-term debt	934,914	5,931	320	—	941,165
Other long-term liabilities	321	40,521	268	—	41,110

Total long-term liabilities	935,235	46,452	588	—	982,275

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(718,089)	191,961	895	(192,856)	(718,089)

Total liabilities and stockholder’s equity (deficit)	$256,324	$340,187	$44,794	$(192,856)	$448,449

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal year ended December 30, 2001
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(58,861)	$143,836	$2,206	$—	$87,181

Capital expenditures	—	(40,538)	(68)	—	(40,606)
Other	—	6,949	(1,099)	—	5,850

Net cash used in investing activities	—	(33,589)	(1,167)	—	(34,756)

Repayments of long-term debt	(32,290)	—	(42)	—	(32,332)
Other	91,151	(94,044)	—	—	(2,893)

Net cash provided by (used in) financing activities	58,861	(94,044)	(42)	—	(35,225)

Effect of exchange rate changes on cash and cash equivalents	—	55	(14)	—	41

Increase in cash and cash equivalents	—	16,258	983	—	17,241

Cash and cash equivalents, at beginning of period	—	37,708	198	—	37,906

Cash and cash equivalents, at end of period	$—	$53,966	$1,181	$—	$55,147

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(53,686)	$157,381	$1,281	$—	$104,976

Capital expenditures	—	(53,059)	(872)	—	(53,931)
Other	—	(18,083)	—	—	(18,083)

Net cash used in investing activities	—	(71,142)	(872)	—	(72,014)

Proceeds from issuance of long-term debt	365,000	—	—	—	365,000
Repayments of long-term debt	(417,027)	—	(709)	—	(417,736)
Other	105,713	(118,742)	—	—	(13,029)

Net cash provided by (used in) financing activities	53,686	(118,742)	(709)	—	(65,765)

Effect of exchange rate changes on cash and cash equivalents	—	59	69	—	128

Decrease in cash and cash equivalents	—	(32,444)	(231)	—	(32,675)

Cash and cash equivalents, at beginning of period	—	53,966	1,181	—	55,147

Cash and cash equivalents, at end of period	$—	$21,522	$950	$—	$22,472

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(71,336)	$172,535	$1,324	$—	$102,523

Capital expenditures	—	(28,461)	(700)	—	(29,161)
Other	—	9,597	—	—	9,597

Net cash used in investing activities	—	(18,864)	(700)	—	(19,564)

Proceeds from issuance of long-term debt	1,010,090	—	—	—	1,010,090
Repayments of long-term debt and capital lease obligation	(662,368)	(79)	(45)	—	(662,492)
Other	(276,386)	(134,095)	—	—	(410,481)

Net cash provided by (used in) financing activities	71,336	(134,174)	(45)	—	(62,883)

Effect of exchange rate changes on cash and cash equivalents	—	104	74	—	178

Increase in cash and cash equivalents	—	19,601	653	—	20,254

Cash and cash equivalents, at beginning of period	—	21,522	950	—	22,472

Cash and cash equivalents, at end of period	$—	$41,123	$1,603	$—	$42,726

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

In a meeting held on March 15, 2002, the Audit Committee of the Company’s Board of Directors recommended that the Board of Directors not renew Arthur Andersen LLP’s (“Andersen”) engagement as independent auditor for fiscal year 2002 and recommended that the Company engage PricewaterhouseCoopers LLP (“PwC”) as independent auditor. The Board of Directors instructed the Company to effect such actions as soon as reasonably practicable. On March 21, 2002, the Company notified Andersen that it would not renew its engagement as independent auditor for fiscal year 2002 and appointed PwC as its new independent auditor.

Andersen’s report on the Company’s consolidated financial statements for the year ended December 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During the year ended December 30, 2001 and through the date hereof, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s consolidated financial statements for such year; and there were no reportable events as defined in Item 304 (a) (1) (v) of Regulation S-K.

The Company provided Andersen with a copy of the foregoing disclosure. Exhibit 16.1 is a copy of Andersen’s letter, dated March 22, 2002, stating its agreement with such statements.

During the year ended December 30, 2001 and through March 21, 2002, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a) (2) (i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 28, 2003 were effective in ensuring that information required to be disclosed in this annual report was recorded, processed, summarized, and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting for the quarter ended December 28, 2003 that have materially affected, or are reasonably likely to materially affect, such controls.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The following is a list of directors for each of TISM and Domino’s. All directors of TISM and Domino’s serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the directors or executive officers of TISM and Domino’s.

Name	Age
David A. Brandon *	51
Andrew B. Balson	37
Dennis F. Hightower	62
Mark E. Nunnelly	45
Robert M. Rosenberg	66
Robert Ruggiero, Jr.	44

*	Chairman of the Board of Directors

The Company’s Board of Directors has an audit committee. The Board of Directors has determined that two of its independent members, each meeting the requirements of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act, Messrs. Hightower and Rosenberg, are audit committee financial experts.

The following is a list of each person who is a Named Executive Officer of Domino’s. The executive officers of TISM and Domino’s are elected by and serve at the discretion of their respective Board of Directors. These officers also hold executive positions with our operating subsidiary Domino’s Pizza LLC (“Domino’s Pizza”).

Name	Age	Position
David A. Brandon	51	Chief Executive Officer of each of TISM, Domino’s and Domino’s Pizza
Harry J. Silverman	45	Chief Financial Officer, Executive Vice President (“EVP”), Finance of Domino’s Pizza; Vice President of each of TISM and Domino’s
Michael D. Soignet	44	EVP, Maintain High Standards – Distribution of Domino’s Pizza
J. Patrick Doyle	40	EVP, International of Domino’s Pizza
James G. Stansik	48	EVP, Flawless Execution – Franchise Operations of Domino’s Pizza

David A. Brandon has served as Chairman, Chief Executive Officer and as a Director of each of TISM and Domino’s since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino’s Pizza since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis Communications, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis Communications, Inc. from 1997 to 1998. Mr. Brandon serves on the Board of Directors of The TJX Companies, Inc., Burger King Corporation and Kaydon Corporation. Mr. Brandon also serves on the Board of Regents for the University of Michigan.

Andrew B. Balson has served as a Director of each of TISM and Domino’s since March 1999. Mr. Balson also serves on the Audit Committee of the Board of Directors. Mr. Balson has been a Managing Director of Bain Capital, an investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998, prior to which he was an Associate from 1996 to 1998. From 1994 to 1996, Mr. Balson was a consultant at Bain & Company. Mr. Balson serves on the Board of Directors of Burger King Corporation and a number of other private companies.

Dennis F. Hightower has served as a Director of each of TISM and Domino’s and serves as the Chair of the Audit Committee of the Board of Directors of Domino’s since February 2003. Mr. Hightower served as Chief Executive Officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from June 2000 to February 2001. He was Professor of Management at the Harvard Business School from July 1997 to June 2000 and a Senior Lecturer from July 1996 to July 1997. He was previously employed by The Walt Disney Company, serving as President of Walt Disney Television & Telecommunications, President-Disney Consumer Products (Europe, Middle East and Africa), and related executive positions in Europe. He is a director of Accenture, Ltd., The Gillette Company, Northwest Airlines, Inc., The TJX Companies, Inc. and PanAmSat Corporation.

Mark E. Nunnelly has served as a Director of TISM since December 1998 and as a Director of Domino’s since February 1999. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Prior to joining Bain Capital in 1990, Mr. Nunnelly was a Partner of Bain & Company. Mr. Nunnelly serves on the Board of Directors of Houghton-Mifflin Company, Warner Music and DoubleClick, Inc., as well as a number of private companies and not-for-profit corporations.

Robert M. Rosenberg has served as a Director of each of TISM and Domino’s since April 1999. Mr. Rosenberg also serves on the Audit Committee of the Board of Directors. Mr. Rosenberg served as President and Chief Executive Officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA is comprised of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries. Mr. Rosenberg also serves on the Board of Directors of Sonic Industries, Inc.

Robert Ruggiero, Jr. has served as a Director of each of TISM and Domino’s since February 2003. Mr. Ruggiero is a partner of J.P. Morgan Partners, LLC and has been an investment professional with J.P. Morgan Partners, LLC, and its predecessor companies, since 1996. Mr. Ruggiero, Jr. serves on the Board of Directors of a number of private companies.

Harry J. Silverman has served as Chief Financial Officer and Executive Vice President of Finance of Domino’s Pizza since 1993. Mr. Silverman has served as Vice President of each of TISM and Domino’s since December 1998 and as Treasurer of each of TISM and Domino’s from February 2000 to September 2001. Mr. Silverman joined Domino’s Pizza in 1985. Mr. Silverman serves on the Board of Directors of Able Laboratories, Inc. and Authentidate Holding Corporation.

Michael D. Soignet has served as Executive Vice President of Maintain High Standards - Distribution of Domino’s Pizza, overseeing global distribution center operations since 1993. Mr. Soignet joined the Company in 1981.

J. Patrick Doyle has served as Executive Vice President of International of Domino’s Pizza since May 1999 and as interim Executive Vice President, Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s Pizza in 1997 until May 1999. From 1991 to 1997, Mr. Doyle served as Vice President and General Manager of Gerber Products Company for the United States baby food business and as Vice President and General Manager of their Canadian subsidiary.

James G. Stansik has served as Executive Vice President of Flawless Execution – Franchise Operations of Domino’s Pizza since December 2003. Mr. Stansik served as Special Assistant to the Chief Executive Officer from August 1999 through December 2003 and also served as interim Executive Vice President of Flawless Execution – Corporate Operations of Domino’s from July 2000 through January 2001. Mr. Stansik was Senior Vice President of Franchise Administration from 1994 through August 1999. Mr. Stansik joined the Company in 1985.

Christopher C. Behrens and Robert F. White resigned as members of the Board of Directors of each of TISM and Domino’s effective February 25, 2003. There were no disagreements with management.

The Company has adopted a Code of Professional Conduct for Senior Financial Officers that applies to all executive officers of the Company, including the Chief Executive Officer and Chief Financial Officer, as well as all of the Company’s other financial officers and other employees with senior financial roles. The Code of Professional Conduct is posted on the Company’s website, www.dominos.com (under Inside Domino’s/Investor Relations/Code of Professional Conduct). The Company intends to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Professional Conduct for the Chief Executive Officer, Chief Financial Officer, Corporate Controller or persons performing similar functions, by posting such information on its website.

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation for the fiscal year ended December 28, 2003 of David A. Brandon, Chairman and Chief Executive Officer, and the four other most highly compensated executive officers of the Company (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long- Term Compensation Awards	All Other Compensation(4)
		Salary	Bonus(1)	Other Annual Compensation(2)	Securities Underlying Options(3)

David A. Brandon Chairman and Chief Executive Officer	2003 2002 2001	$600,000 600,000 600,000	$4,548,780 1,200,000 1,100,000	$304,357 59,454 —	440,000 250,000 —	$13,875 20,863 1,575

Harry J. Silverman Chief Financial Officer, Executive Vice President	2003 2002 2001	310,000 310,000 310,000	1,925,998 510,000 550,000	59,194 — —	250,000 50,000 —	6,662 6,700 6,173

Michael D. Soignet Executive Vice President	2003 2002 2001	285,000 285,000 285,000	1,795,998 470,000 505,000	59,221 — —	225,000 50,000 —	6,695 7,594 6,143

J. Patrick Doyle Executive Vice President	2003 2002 2001	260,000 260,000 260,000	876,000 415,000 455,000	— — —	210,000 40,000 —	9,024 5,768 6,080

James G. Stansik Executive Vice President	2003 2002 2001	223,000 223,000 221,577	803,500 370,000 400,000	— — —	175,000 40,000 —	6,092 8,024 8,338

(1)	In 2003, the amounts presented represent annual bonuses as determined by the Board of Directors in conformance with the formula in each Named Executive Officer’s employment agreement, as well as amounts received in connection with the Company’s recapitalization in June 2003, which were based on certain stock and options holdings of the Named Executive Officers.

The following table details each Named Executive Officer’s annual bonus and non-recurring payments relating to the 2003 Recapitalization, which were based on certain stock and options holdings of the Named Executive Officers for 2003.

	Annual Bonus	Recapitalization Payment	Total
David A Brandon	$1,200,000	$3,348,780	$4,548,780
Harry J. Silverman	400,000	1,525,998	1,925,998
Michael D. Soignet	365,000	1,430,998	1,795,998
J. Patrick Doyle	325,000	551,000	876,000
James G. Stansik	300,000	503,500	803,500

(2)	The 2002 amounts primarily represent amounts related to the use of the Company’s airplane. The 2003 amounts primarily represent amounts reimbursed by the Company for the payment of taxes.
(3)	The options are for the purchase of Class A-3 Common Stock of TISM.
(4)	These amounts primarily represent reimbursement for certain medical bills and term life insurance premiums paid by the Company for the benefit of the Named Executive Officers and contributions made under our 401(k) plan.

Option Grants

The following table sets forth information concerning TISM Class A-3 Common Stock ($0.001 par value, per share) options granted to Named Executive Officers during the 2003 fiscal year.

Name	Number of Securities Underlying Options Granted (1)	Percent of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
David A. Brandon	440,000	14.0%	$5.77	7/1/13	$1,596,638	$4,046,193
Harry J. Silverman	250,000	7.9%	5.77	7/1/13	907,180	2,298,973
Michael D. Soignet	225,000	7.2%	5.77	7/1/13	816,462	2,069,076
J. Patrick Doyle	210,000	6.7%	5.77	7/1/13	762,032	1,931,138
James G. Stansik	175,000	5.6%	5.77	7/1/13	635,026	1,609,281

(1)	Options were awarded by the Board of Directors under the TISM, Inc. Stock Option Plan. Options granted are generally granted at fair value of the underlying stock, as determined by the Board of Directors, expire ten years from the date of grant and vest within five years from the grant date. All options vest immediately in the event of a change in control, as defined.
(2)	Assumed annual appreciation rates are established by regulations and are not a forecast of future appreciation. The amounts shown are pre-tax and assume the options will be held throughout the entire ten-year term. If TISM’s Class A-3 Common Stock does not increase in value after the grant date of the options, the options are valueless.

Option Exercises and Fiscal Year-End Values

The following table sets forth certain information concerning the number and value of unexercised stock options of TISM held by each of the Named Executive Officers as of December 28, 2003.

FISCAL YEAR-END OPTIONS VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At Fiscal Year-End (1)		Value of Unexercised In-The-Money Options At Fiscal Year-End (2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
David A. Brandon	—	$—	1,762,516	440,000	$9,825,096	$321,200
Harry J. Silverman	—	—	611,111	250,000	3,564,443	182,500
Michael D. Soignet	—	—	561,111	225,000	3,264,443	164,250
J. Patrick Doyle	—	—	290,000	210,000	1,620,000	153,300
James G. Stansik	—	—	265,000	175,000	1,470,000	127,750

(1)	The numbers reported reflect that Messrs. Brandon, Silverman, Soignet, Doyle and Stansik each have the option to purchase TISM Class A-3 Common Stock. Mr. Brandon has the option to purchase 2,202,516 Class A-3 shares. Mr. Silverman has the option to purchase 850,000 Class A-3 shares. Mr. Soignet has the option to purchase 775,000 Class A-3 shares. Mr. Doyle has the option to purchase 500,000 Class A-3 shares. Mr. Stansik has the option to purchase 440,000 Class A-3 shares. Additionally, Messrs. Silverman and Soignet each have the option to purchase 11,111 of TISM Class L Common Stock. The Class L options are fully vested as of December 28, 2003. The in-the-money value reported for Messrs. Silverman and Soignet include an estimate of fair value of the Class L Common Stock equal to the 12% priority return compounded quarterly from the date of grant until December 28, 2003.
(2)	There was no public trading market for TISM common stock as of December 28, 2003. Accordingly, these values have been calculated on the basis of the estimated fair market value of such securities on December 28, 2003, as determined by the Board of Directors, less applicable exercise prices.

Compensation of Directors

TISM and Domino’s reimburse members of the Board of Directors for any out-of-pocket expenses incurred by them in connection with services provided in such capacity. In addition, TISM and Domino’s may compensate independent members of the Board of Directors for services provided in such capacity. In April 1999, Mr. Rosenberg, an independent Director, was granted options for 55,555 shares of TISM Class A-3 Common Stock. All of these options are fully vested. As of December 28, 2003, these options were still held by Mr. Rosenberg. Mr. Rosenberg was also paid $10,000 per year in 2001 and 2002 for his service to the Board of Directors. On July 1, 2003, Mr. Rosenberg was granted options for 7,500 shares of TISM Class A-3 common stock, which will vest on July 1, 2004.

Mr. Hightower, an independent Director appointed in February 2003, was granted options for 7,500 shares of TISM Class A-3 Common Stock. All of these options are fully vested. On July 1, 2003, Mr. Hightower was granted options for 7,500 shares of TISM Class A-3 common stock, which will vest on July 1, 2004.

Commencing in 2003, Messrs. Hightower and Rosenberg, our independent directors, each receive $30,000 per year in director fees for their services as directors, plus $1,000 per Board of Directors and/or committee meeting attended. Mr. Hightower will also receive $5,000 for his service as chair of the Audit Committee. During 2003, these directors were paid amounts in accordance with these guidelines.

The remaining directors do not receive compensation for their service as directors.

Employment Contracts and Termination of Employment and Change in Control Arrangements

Employment Agreements

Mr. Brandon is employed as the Chief Executive Officer pursuant to a written employment agreement that terminates on December 31, 2008. Under the employment agreement, Mr. Brandon is entitled to receive an annual salary of $600,000 and is eligible for an annual bonus based on achievement of performance objectives. If Mr. Brandon is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for two years. In addition, each of Mr. Brandon and his wife is entitled to receive continued health insurance paid by us for the remainder of their lives. In connection with our recapitalization in June 2003, Mr. Brandon’s options to purchase shares of TISM’s Class A-3 common stock became fully vested. On July 1, 2003, Mr. Brandon was granted additional options to purchase 440,000 shares of TISM’s Class A-3 Common Stock at an exercise price of $5.77 per share, which options will vest 20% per year, subject to acceleration in specified circumstances involving either a change of control of TISM, as described below, or a termination of employment without cause or for good reason.

Each of the other Named Executive Officers is employed pursuant to a written employment agreement, terminable at will by either party. Under each employment agreement, the Named Executive Officer is entitled to receive an annual salary and an annual formula bonus based on achievement of Company performance objectives and is eligible to receive a discretionary bonus. If the employment of any of the other Named Executive Officers is terminated other than for cause or resigns voluntarily for good reason, the affected Named Executive Officer is entitled to continue to receive his salary for twelve months plus any earned but unpaid bonus.

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

Deferred Compensation Plan

Domino’s Pizza has adopted a deferred compensation plan for the benefit of certain of its executive and managerial employees, including the Named Executive Officers. Under the plan, eligible employees are permitted to defer up to 40% of their compensation. We are not required to and did not match employee contributions in 2001, 2002 and 2003. The amounts under the plan are required to be paid out upon termination of employment or a change in control.

Senior Executive Deferred Bonus Plan

Prior to TISM’s recapitalization in December 1998, Domino’s Pizza entered into bonus agreements with Messrs. Silverman and Soignet. The bonus agreements, as amended, provided for bonus payments, a portion of which were payable in cash upon the closing of the recapitalization and a portion of which were deferred under the Senior Executive Deferred Bonus Plan. Domino’s Pizza adopted the Senior Executive Deferred Bonus Plan, effective December 21, 1998, which established deferred bonus accounts for the benefit of the two executives listed above. Domino’s Pizza must pay the deferred amounts in each account to the respective executive upon the earlier of (i) a change of control, (ii) a qualified public offering, (iii) the cancellation or forfeiture of stock options held by such executive, or (iv) ten years and 180 days after December 21, 1998. If the plan is terminated, deferred bonus accounts to the participating executives may be paid at that time or may be paid as if the plan had continued to be in effect.

Compensation Committee Interlocks and Insider Participation

The Company does not have a compensation committee. Compensation decisions for 2003 regarding the Company’s executive officers were made by the Board of Directors. Mr. Brandon participated in discussions with the Board of Directors concerning executive officer compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

All of Domino’s issued and outstanding common stock is owned by TISM. As of December 28, 2003, the issued and outstanding capital stock of TISM consists of (i) 49,058,950 shares of Class A Common Stock, of which 9,641,874 shares are Class A-1 Common Stock, par value $0.001 per share, 9,866,633 shares are Class A-2 Common Stock, par value $0.001 per share, and 29,550,443 shares are Class A-3 Common Stock, par value $0.001 per share and (ii) 5,421,699 shares of Class L Common Stock, par value $0.001 per share. The Class L Common Stock is the same as the Class A-1 Common Stock except that the Class L Common Stock is nonvoting and is entitled to a preference over the Class A Common Stock, with respect to any distribution by TISM to holders of its capital stock, equal to the original cost of such share plus an amount which accrues at a rate of 12% per annum, compounded quarterly. The Class L Common Stock is convertible upon an initial public offering, or certain other dispositions, of TISM into Class A Common Stock upon a vote of the Board of Directors of TISM.

The following table sets forth information with respect to ownership of TISM Class A-1 Common Stock as of March 15, 2004 (i) by each person known to the Company to own beneficially more than 5% of such class of securities, and (ii) by each Director and Named Executive Officer, and (iii) all Directors and executive officers as a group. Unless otherwise noted, to our knowledge, each of such stockholders has sole voting and investment power as to the shares shown.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Outstanding Voting Securities
Principal Stockholders:

Bain Capital Fund VI, L.P. and Related Funds c/o Bain Capital, LLC 111 Huntington Avenue Boston, Massachusetts 02199	4,724,518	(1)	49.0%

Thomas S. Monaghan 24 Frank Lloyd Wright Drive Ann Arbor, Michigan 48106	2,595,008		26.9%

Directors and Named Executive Officers:

David A. Brandon*†	—		—

Harry J. Silverman*	—		—

Michael D. Soignet*	—		—

J. Patrick Doyle*	—		—

James G. Stansik*	—		—

Andrew B. Balson†	3,996,158	(2)**	41.4%

Dennis F. Hightower†	—		—

Mark E. Nunnelly†	4,155,811	(3)**	43.1%

Robert M. Rosenberg†	—		—

Robert Ruggiero, Jr.†	944,904	(4)	9.8%

All Directors and executive officers as a group (16 Persons)	5,136,979	(2)(3)(4)	53.3%

†	Director
*	Named Executive Officer
**	Messrs. Balson and Nunnelly are Managing Directors of Bain Capital, LLC. Amounts disclosed for Messrs. Balson and Nunnelly are also included above in the amounts disclosed for Bain Capital Fund VI, L.P. and Related Funds.

(1)	Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Bain Capital Fund VI, L.P. (“Fund VI”), whose sole general partner is Bain Capital Partners VI, L.P. (“BCP VI”), whose sole general partner is Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”), (ii) 2,104,694 shares of Class A-1 Common Stock owned by Bain Capital VI Coinvestment Fund, L.P. (“Coinvest Fund”), whose sole general partner is BCP VI, whose sole general partner is BCI, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP Investments PTY Ltd. (“PEP”), a New South Wales company limited by shares for which BCI is Attorney-in-Fact, (iv) 161,215 shares of Class A-1 Common Stock owned by BCIP Associates II (“BCIP II”), whose managing partner is BCI, (v) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust Associates II (“BCIP Trust II”), whose managing partner is BCI, (vi) 26,043 shares of Class A-1 Common Stock owned by BCIP Associates II-B (“BCIP II-B”), whose managing partner is BCI, (vii) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust Associates II-B (“BCIP Trust II-B”), whose managing partner is BCI, (viii) 50,349 shares of Class A-1 Common Stock owned by BCIP Associates II-C (“BCIP II-C), whose managing partner is BCI, (ix) 96,419 shares of Class A-1 Common Stock owned by Sankaty High Yield Asset Partners, L.P., whose sole general partner is Sankaty High Yield Asset Investors, LLC, whose sole managing member is Sankaty Investors, LLC, whose sole managing member is Mr. Jonathan S. Lavine, and (x) 385,675 shares of Class A-1 Common Stock owned by Brookside Capital Partners Fund, L.P., whose sole general partner is Brookside Capital Investors, L.P., whose sole general partner is Brookside Capital Management, LLC, whose sole managing member is Mr. Roy Edgar Brakeman, III.
(2)	Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Fund VI, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Balson is a member, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Coinvest Fund, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Balson is a member, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP, for which BCI, of which Mr. Balson is a member, is Attorney-in-Fact, (iv) 26,043 shares of Class A-1 Common Stock owned by BCIP II-B, a Delaware general partnership of which Mr. Balson or an entity affiliated with him is a general partner and whose managing partner is BCI, of which Mr. Balson is a member, and (v) 10,221 shares of Class A-1 Common Stock owned by BCIP Trust II-B, a Delaware general partnership of which an entity affiliated with Mr. Balson is a general partner and whose managing partner is BCI, of which Mr. Balson is a member. Mr. Balson disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3)	Consists of (i) 1,849,036 shares of Class A-1 Common Stock owned by Fund VI, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Nunnelly is a member, (ii) 2,104,694 shares of Class A-1 Common Stock owned by Coinvest Fund, whose sole general partner is BCP VI, whose sole general partner is BCI, of which Mr. Nunnelly is a member, (iii) 6,164 shares of Class A-1 Common Stock owned by PEP, for which BCI, of which Mr. Nunnelly is a member, is Attorney-in-Fact, (iv) 161,215 shares of Class A-1 Common Stock owned by BCIP II, a Delaware general partnership of which Mr. Nunnelly or an entity affiliated with him is a general partner and whose managing partner is BCI, of which Mr. Nunnelly is a member, and (v) 34,702 shares of Class A-1 Common Stock owned by BCIP Trust II, a Delaware general partnership of which an entity affiliated with Mr. Nunnelly is a general partner and whose managing partner is BCI, of which Mr. Nunnelly is a member. Mr. Nunnelly disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(4)	Mr. Ruggiero is an executive officer of the ultimate general partners of J.P. Morgan Partners (BHCA), L.P. (formerly known as Chase Equity Associates, L.P. and hereinafter referred to as “JPMP BHCA”), J.P. Morgan Capital, L.P. (formerly known as J.P. Morgan Capital Corporation and hereinafter referred to as “JPM Capital”) and Sixty Wall Street Fund, L.P. (hereinafter referred to as “Sixty WSF”). Mr. Ruggiero is also a partner of J.P. Morgan Partners, LLC, an investment adviser to JPMP BHCA, JPM Capital and Sixty WSF. JPMP BHCA is a member of DP Investors I, LLC which holds 472,452 shares of Class A-1 Common Stock. Each of JPM Capital and Sixty WSF holds 446,834 and 25,618 shares of Class A-1 Common Stock, respectively. Accordingly, Mr. Ruggiero may be deemed the indirect beneficial owner of the voting shares held by JPMP BHCA, JPM Capital and JPM Sixty WSF. Mr. Ruggiero disclaims beneficial ownership of any such shares held by each of JPMP BHCA, JPM Capital and Sixty WSF, except to the extent of his pecuniary interest therein which is not readily determinable because it is subject to several variables including without limitation, the internal rates of returns and vesting of each of JPMP BHCA, JPM Capital and Sixty WSF.

The following table sets forth information with respect to ownership of TISM, Inc. non-voting securities as of March 15, 2004 by each Named Executive Officer. Under certain circumstances these securities are convertible into voting Class A-1 Common Stock.

Name	Class A-3 Common Stock	Class L Common Stock
David A. Brandon	400,000	44,444
Harry J. Silverman	100,000	—
Michael D. Soignet	100,000	—
J. Patrick Doyle	27,276	3,031
James G. Stansik	27,276	3,031

The Named Executive Officers participated on a pro rata basis with all TISM stockholders in the 2003 Recapitalization and received proceeds related to dividends on common stock and the redemption of preferred stock. Mr. Brandon received $1,543,856, Messrs. Silverman and Soignet each received $291,662, respectively, and Messrs. Doyle and Stansik each received $226,766, respectively.

Item 13. Certain Relationships and Related Transactions.

Stockholders Agreement

In connection with our recapitalization in 1998, TISM, we, Thomas S. Monaghan, our former majority stockholder, and his affiliates, and all of the equity holders of TISM (including the investment funds affiliated with Bain Capital, LLC, the other institutional investors and certain members of our management), entered into a stockholders agreement that, among other things, provides for the right of a minority stockholder to sell shares in a sale transaction entered into by a majority stockholder, commonly known as a tag-along right, the right of a majority stockholder to force a minority stockholder to sell shares upon the sale of a majority owner’s interest, at the same price and the same other terms and conditions as the majority owner, commonly known as a drag-along right, registration rights and related lock-up agreements, restrictions on the transfer of shares held by parties to the stockholders agreement together with rights of repurchase by us upon specified stockholder’s termination of employment and certain preemptive rights for certain stockholders. Under the terms of the stockholders agreement, the approval of the Bain Capital, LLC funds will be required for TISM, its subsidiaries, including us, and its stockholders to take various specified actions, including major corporate transactions such as a sale or initial public offering, acquisitions, divestitures, financings, declarations of dividends, recapitalizations and mergers, as well as other actions such as amending charters or by-laws, hiring and firing senior managers, setting management compensation, entering into partnerships or joint ventures or transactions with affiliates, establishing capital and operating budgets and business plans and entering into material contracts. Pursuant to the stockholders agreement and TISM’s Articles of Incorporation, the funds affiliated with Bain Capital, LLC have the power to elect up to half of the Board of Directors of TISM. The stockholders agreement includes customary indemnification provisions in favor of any persons who is or might be deemed a controlling person within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act, who we refer to as controlling persons, and related parties against liabilities under the Securities Act incurred in connection with the registration of any of our debt or equity securities. These provisions provide indemnification against certain liabilities arising under the Securities Act and certain liabilities resulting from violations of other applicable laws in connection with any filing or other disclosure made by us under the securities laws relating to any such registrations. We agreed to reimburse such persons for any legal or other expenses incurred in connection with investigating or defending any such liability, action or proceeding, except that neither we nor any of our subsidiaries will be required to indemnify any such person or reimburse related legal or other expenses if such loss or expense arises our of or is based on any untrue statement or omission made in reliance upon and in conformity with written information provided by such person.

Management Agreement

In connection with our recapitalization in 1998, TISM and certain of its subsidiaries entered into a management agreement with Bain Capital Partners VI, L.P. pursuant to which it provides financial, management and operation consulting services. These services include advice in connection with the negotiation and consummation of agreements and other documents to provide us with financing from banks or other entities, as well as financial, managerial and operational advice in connection with our day-to-day operations, including advice with respect to the investment of funds and advice with respect to the development and implementation of strategies for improving our operating, marketing and financial performance. In exchange for such services, Bain Capital Partners VI, L.P. is entitled to an annual management fee of $2.0 million plus reimbursement of the expenses of Bain Capital Partners VI, L.P. and its affiliates in connection with the management agreement, our recapitalization in 1998 or otherwise related to their investment in Domino’s. In addition, in exchange for assisting us in negotiating the senior financing for any recapitalization, acquisition or other similar transaction, Bain Capital Partners VI, L.P. is entitled to a transaction fee equal to 1% of the gross purchase price, including assumed liabilities, for such transaction, irrespective of whether such senior financing is actually committed or drawn upon. The management agreement will continue in effect as long as Bain Capital Partners VI, L.P. continues to provide such services. The management agreement, however, may be terminated (i) by mutual consent of the parties, (ii) by either party following a material breach of the management agreement by the other party and the failure of such other party to cure the breach within thirty days of written notice of such breach or (iii) by Bain Capital Partners VI, L.P. upon sixty days written notice. The management agreement includes customary indemnification provisions in favor of Bain Capital Partners VI, L.P. and its affiliates and related parties. Messrs. Balson and Nunnelly are managing directors of Bain Capital, LLC, an affiliate of Bain Capital Partners VI, L.P. The management agreement indemnification provision provides that we will indemnify each of the above-referenced entities and persons from and against all liabilities and expenses incurred in connection with our recapitalization in 1998, the management agreement or other transactions related to their investment in Domino’s, except for such liability or expense arising on account of such indemnified person’s willful misconduct.

Financing Arrangements

One of our directors, Mr. Robert Ruggiero, Jr., is an executive officer of the ultimate general partners of J.P. Morgan Partners (BHCA), L.P., and Sixty Wall Street Fund, L.P. and an executive of J.P. Morgan Capital, L.P., each of whom is a TISM stockholder (collectively, the “JPMorgan Stockholders”). Affiliates of the JPMorgan Stockholders provide services to us from time to time on terms which we believe are no less favorable than obtainable from an unrelated third party. During 2002 and in connection with the consummation of our previous senior secured credit facility, these affiliates provided financing services for which they were paid approximately $2.3 million in financing fees. These affiliates, in their respective capacities, acted as joint lead arranger, administrative agent and a lender under our new senior secured credit facility, for which they received customary fees, and also received or will receive commitment and letters of credit fees for their ratable portion of our previous senior secured credit facility and our new senior secured credit facility. In addition, J.P. Morgan Securities Inc., an affiliate of the JPMorgan Stockholders served as the book-running manager of our 2003 senior subordinated note offering and solicitation agent for the 2009 senior subordinated note tender offer that was executed in 2003 and related consent solicitation, for which it received customary fees, which totaled approximately $7.9 million. A separate affiliate is also counterparty to a $50.0 million interest rate derivative agreement.

Charitable Contribution

In February 2004, the Board of Directors approved a contribution of $100,000 to the David A. Brandon Foundation, a 501(c)(3) not for profit organization which was founded by the Company’s Chairman and Chief Executive Officer, who serves on the Board of Directors of the foundation.

Shareholder Indemnification of Legal Settlement

In 2000, we settled a lawsuit in which we paid the plaintiffs $5.0 million for a full release of all related claims. Thomas S. Monaghan, a principal stockholder, agreed to indemnify TISM for 80% of all related legal settlements. Mr. Monaghan paid $4.0 million to the Company in 2000 and $521,000 in 2002 in accordance with this indemnification agreement. Mr. Monaghan has no further obligations under this indemnification agreement.

Lease Agreement

In connection with our recapitalization in 1998, Domino’s Pizza LLC entered into a new lease agreement with Domino’s Farms Office Park, L.L.C. (“Domino’s Farms”) with respect to its World Resource Center and Michigan distribution center. The lease provided for lease payments of $4.3 million in 2004, the first year of the agreement, increasing annually to approximately $4.5 million in the fifth year. Thomas S. Monaghan, a TISM shareholder and former director of TISM and Domino’s, is the ultimate general partner of Domino’s Farms.

In August of 2002, we amended the aforementioned lease agreement with Domino’s Farms. The lease, as amended, provides for no lease payments in 2004, the first year of the lease, lease payments of approximately $5.0 million in the second year, increasing annually to approximately $6.2 million in the tenth year. We believe that this lease, as amended, is on terms no less favorable than are obtainable from unrelated third parties.

Contingent Note Payable

TISM is contingently liable to pay Thomas S. Monaghan and his wife an amount not to exceed approximately $15 million under a note payable, plus 8% interest per annum beginning in 2003, in the event the majority stockholders of TISM sell a certain percentage of their TISM common stock to an unaffiliated party. TISM is the sole obligor under the contingent note.

Consulting Agreement with Thomas S. Monaghan

In connection with our recapitalization in 1998, Mr. Monaghan entered into a consulting agreement that had a term of ten years, was terminable by either the Company or Mr. Monaghan upon thirty days prior written notice, and may have been extended or renewed by written agreement. Under the consulting agreement, Mr. Monaghan would be required to make himself available to Domino’s Pizza on a limited basis. Mr. Monaghan received a retainer of $1.0 million for the first twelve months of the agreement and was entitled to receive $500,000 per year for the remainder of the term of the agreement. The agreement provided that upon termination for any reason, the Company would pay Mr. Monaghan a lump sum payment equal to the full amount of the retainer for the remainder of the term. During 2002, we terminated the consulting agreement in exchange for a payment of approximately $2.9 million. As a consultant, Mr. Monaghan was entitled to reimbursement of travel and other expenses incurred in performance of his duties but was not entitled to participate in any of our employee benefit plans or other benefits or conditions of employment available to our employees.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 29, 2002 and December 28, 2003 by the Company’s principal accounting firm, PricewaterhouseCoopers LLP (dollars in thousands).

	2002	2003
Audit fees	$588	$430
Audit-related fees (1)	251	476
Tax fees (2)	17	10

	$856	$916

(1)	Includes fees for services related to audits of our advertising fund subsidiary and 401(k) savings plan, transaction-related services and an agreed upon procedures engagement.
(2)	Includes fees for services related to tax compliance and tax planning.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .

(a) 1.	Financial Statements: The following financial statements of Domino’s, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Accountants
Consolidated Balance Sheets as of December 29, 2002 and December 28, 2003
Consolidated Statements of Income for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003
Consolidated Statements of Comprehensive Income for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003
Consolidated Statements of Stockholder’s Deficit for the Years Ended December 30, 2001,
December 29, 2002 and December 28, 2003
Consolidated Statements of Cash Flows for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003
Notes to Consolidated Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule is attached to this report.

Schedule II – Valuation and Qualifying Accounts

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Domino’s, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on March 22, 1999 (Reg. No. 333-74797), (the “1999 S-4”)).

3.2	Amended and Restated By-Laws of Domino’s, Inc.(Incorporated by reference to Exhibit 3.2 to the 1999 S-4).

3.3	Articles of Organization of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2003 (Reg. No. 333-107774), (the “2003 S-4”)).

3.4	Certificate of Amendment to the Articles of Organization for Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.4 to the 2003 S-4).

3.5	By-laws of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.5 to the 2003 S-4).

3.6	Articles of Incorporation of Domino’s Franchise Holdings Co. (Incorporated by reference to Exhibit 3.7 to the 1999 S-4).

3.7	By-laws of Domino’s Franchise Holding Co. (Incorporated by reference to Exhibit 3.8 to the 1999 S-4).

3.8	Amended and Restated Certificate of Incorporation of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.9 to the 1999 S-4).

3.9	Amended and Restated By-laws of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.10 to the 1999 S-4).

3.10	Amended and Restated Articles of Incorporation of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.11 to the 1999 S-4).

3.11	Amended and Restated By-laws of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.12 to the 1999 S-4).

3.12	Articles of Incorporation of Domino’s Pizza—Government Services Division, Inc. (Incorporated by reference to Exhibit 3.13 to the 1999 S-4).

3.13	By-laws of Domino’s Pizza—Government Services Division, Inc. (Incorporated by reference to Exhibit 3.14 to the 1999 S-4).

3.14	Articles of Incorporation of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.5 to Domino’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (Reg. No. 333-74797) (the “1999 10-K”).

3.15	By-laws of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.6 to the 1999 10-K).

3.16	Memorandum of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.16 to the 2003 S-4).

3.17	Articles of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.17 to the 2003 S-4).

4.1	Indenture dated as of December 21, 1998 by and among Domino’s Inc., Metro Detroit Pizza, Bluefence, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and IBJ Schroder Bank and Trust Company (Incorporated by reference to Exhibit 4.1 to the 1999 S-4).

4.2	Supplemental Indenture dated as of June 7, 2000 by and among Domino’s Inc., Domino’s Franchise Holding Co., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza NS Co. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 10.2 of the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended September 10, 2000 (Reg. No. 333-74797)).

4.3	Second Supplemental Indenture dated as of May 10, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza NS Co. and The Bank of New York, as trustee (Incorporated by reference to Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed with the Commission on June 11, 2003 (Reg. No. 333-74797)).

4.4	Execution copy of Indenture dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. and BNY Midwest Trust Company, as trustee (Incorporated by reference to Exhibit 4.4 to the 2003 S-4).

4.5	Registration Rights Agreement dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Goldman, Sachs & Co. and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2003 (Reg. No. 333-74797) (the “June 26, 2003 8-K”)).

4.6	Form of 8 1/4% Senior Subordinated Notes due 2011 (contained in Exhibit 4.4).

10.1	Consulting Agreement dated December 21, 1998 by and between Domino’s Pizza, Inc. and Thomas S. Monaghan (Incorporated by reference to Exhibit 10.2 to the 1999 S-4).

10.2	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.3	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the registrant’s annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797), (the “2000 10-K”)).

10.4	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza, LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.5	Stockholders Agreement dated as of December 21, 1998 by and among TISM, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet, Stuart K. Mathis, Patrick Kelly, Gary M. McCausland and Cheryl Bachelder (Incorporated by reference to Exhibit 10.5 to the 1999 S-4).

10.6	Senior Executive Deferred Bonus Plan of Domino’s, Inc. dated as of December 21, 1998 (Incorporated by reference to Exhibit 10.6 to the 1999 S-4).

10.7	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 4, 1999 (Incorporated by reference to Exhibit 10.7 to the 1999 S-4).

10.8	Amendment to the Domino’s Pizza, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the 1999 10-K).

10.9	TISM, Inc. Fourth Amended and Restated Stock Option Plan (Incorporated by reference to Exhibit 10.6 to the June 26, 2003 8-K).

10.10	Management Agreement by and among TISM, Inc., each of its direct and indirect subsidiaries and Bain Capital Partners VI, L.P. (Incorporated by reference to Exhibit 10.4 to the 1999 S-4).

10.11	Settlement Letter, dated March 23, 2000, between TISM, Inc. and Thomas S. Monaghan (Incorporated by reference to Exhibit 10.33 to the 2000 10-K).

10.12	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and Harry J. Silverman. (Incorporated by reference to Exhibit 10.36 to Domino’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 (Reg. No. 333-74797), (the “2001 10-K”)).

10.13	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and Patrick W. Knotts (Incorporated by reference to Exhibit 10.37 to the 2001 10-K).

10.14	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and Michael D. Soignet (Incorporated by reference to Exhibit 10.38 to the 2001 10-K).

10.15	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.39 to the 2001 10-K).

10.16	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and James G. Stansik.

10.17	Employment Agreement dated as of June 1, 2003 between David A. Brandon and TISM, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.5 to the June 26, 2003 8-K).

10.18	Time sharing agreement dated as of December 2, 2002 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the 2002 10-K).

10.19	Purchase Agreement dated as of June 18, 2003 by and among JP Morgan, as representative of itself and Banc of America Securities, Inc. Bear Stearns & Co., Inc., Citigroup, Credit Suisse First Boston, Goldman Sachs and Lehman Brothers, Domino’s, Inc. Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 10.1 to the June 26, 2003 8-K).

10.20	Credit agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., as guarantor, the lenders listed therein, as lenders, JPMorgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.2 to the June 26, 2003 8-K).

10.21	First amendment to credit agreement, dated as of November 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent.

10.22	Pledge agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and certain other respective subsidiaries, and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.4 to the June 26, 2003 8-K).

10.23	Security agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.4 to the June 26, 2003 8-K).

10.24	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 22, 2002 (Incorporated by reference to Exhibit 16.1 to the 2001 10-K).

21.1	Subsidiaries of Domino’s, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

(b) Reports on Form 8-K.

The following report on Form 8-K was filed on October 23, 2003 and was the only report on Form 8-K filed during the fiscal quarter ended December 28, 2003: Current Report on Form 8-K dated October 23, 2003 which included a press release announcing the Company’s third quarter 2003 financial results.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report has been sent to security holders covering the registrant’s last fiscal year and no proxy materials have been sent to more than 10 of the registrant’s security holders during the registrant’s last fiscal year.

Report of Independent Auditors

To Domino’s, Inc.:

Our audits of the consolidated financial statements referred to in our report dated January 30, 2004 of Domino’s, Inc. and subsidiaries (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

January 30, 2004

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

DOMINO’S, INC. and SUBSIDIARIES

(In Thousands)

	Balance Beginning of Year	Provision (Benefit)	* Additions / Deductions from Reserves	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable
2003	$3,764	$1,222	$(1,242)	$125	$3,869
2002	6,071	650	(3,036)	79	3,764
2001	3,561	2,955	(345)	(100)	6,071

Allowance for doubtful notes receivable
2003	$3,684	$(1,434)	$(139)	$20	$2,131
2002	3,493	(1,091)	1,275	7	3,684
2001	3,141	41	311	—	3,493

*	Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 23rd day of March, 2004.

DOMINO’S, INC.

/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 2004.

/s/ David A. Brandon
David A. Brandon	Chairman, CEO and Director (Principal Executive Officer)
/s/ Harry J. Silverman
Harry J. Silverman	Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ Andrew B. Balson
Andrew B. Balson	Director

/s/ Dennis F. Hightower
Dennis F. Hightower	Director

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director

/s/ Robert Ruggiero, Jr.
Robert Ruggiero, Jr.	Director