Form 10-Q
period 2004-03-21
DOMINOS INC
filed 2004-05-04
CIK 1079458

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 21, 2004

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2004 was 10 shares.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands)	March 21, 2004	December 28, 2003
	(Unaudited)	(Note)
Assets
Current assets:
Cash and cash equivalents	$36,611	$42,726
Accounts receivable	60,297	64,571
Inventories	23,045	19,480
Notes receivable	3,402	3,785
Prepaid expenses and other	12,519	16,040
Advertising fund assets, restricted	21,345	30,544
Deferred income taxes	5,732	5,730

Total current assets	162,951	182,876

Property, plant and equipment:
Land and buildings	21,809	21,849
Leasehold and other improvements	64,803	61,433
Equipment	162,308	158,286
Construction in progress	3,503	6,133

	252,423	247,701
Accumulated depreciation and amortization	124,676	120,634

Property, plant and equipment, net	127,747	127,067

Other assets:
Deferred financing costs	18,149	18,847
Goodwill	23,305	23,432
Capitalized software	26,282	27,197
Other assets	17,340	16,988
Deferred income taxes	49,205	52,042

Total other assets	134,281	138,506

Total assets	$424,979	$448,449

Liabilities and stockholder’s deficit
Current liabilities:
Current portion of long-term debt	$286	$18,572
Accounts payable	49,098	53,388
Insurance reserves	9,893	9,432
Advertising fund liabilities	21,345	30,544
Other accrued liabilities	59,057	72,327

Total current liabilities	139,679	184,263

Long-term liabilities:
Long-term debt, less current portion	942,035	941,165
Insurance reserves	16,045	15,941
Other accrued liabilities	26,748	25,169

Total long-term liabilities	984,828	982,275

Stockholder’s deficit:
Common stock	—	—
Additional paid-in capital	124,494	124,210
Retained deficit	(824,125)	(842,308)
Deferred stock compensation	(218)	—
Accumulated other comprehensive income	321	9

Total stockholder’s deficit	(699,528)	(718,089)

Total liabilities and stockholder’s deficit	$424,979	$448,449

Note: The balance sheet at December 28, 2003 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 21, 2004	March 23, 2003
Revenues:
Domestic Company-owned stores	$87,964	$89,942
Domestic franchise	34,637	34,404
Domestic distribution	170,850	167,436
International	25,303	20,470

Total revenues	318,754	312,252

Operating expenses:
Cost of sales	237,643	231,804
General and administrative	37,640	37,358

Total operating expenses	275,283	269,162

Income from operations	43,471	43,090
Interest income	86	103
Interest expense	(13,985)	(12,333)
Other	—	(1,743)

Income before provision for income taxes	29,572	29,117
Provision for income taxes	11,164	10,773

Net income	$18,408	$18,344

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Fiscal Quarter Ended
(In thousands)	March 21, 2004	March 23, 2003
Cash flows from operating activities:
Net cash provided by operating activities	$18,729	$32,599

Cash flows from investing activities:
Capital expenditures	(6,795)	(5,219)
Other	553	1,002

Net cash used in investing activities	(6,242)	(4,217)

Cash flows from financing activities:
Repayments of debt	(18,371)	(20,500)
Distributions to Parent	(225)	(114)

Net cash used in financing activities	(18,596)	(20,614)

Effect of exchange rate changes on cash and cash equivalents	(6)	(2)

Increase (decrease) in cash and cash equivalents	(6,115)	7,766
Cash and cash equivalents, at beginning of period	42,726	22,472

Cash and cash equivalents, at end of period	$36,611	$30,238

See accompanying notes.

Domino’s, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands)

March 21, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter ended March 21, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2005. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended December 28, 2003 included in our Form 10-K.

2. Comprehensive Income

	Fiscal Quarter Ended
	March 21, 2004	March 23, 2003
Net income	$18,408	$18,344
Unrealized losses on derivative instruments, net of tax	(193)	(101)
Reclassification adjustment for losses included in net income, net of tax	649	1,048
Currency translation adjustment	(144)	111

Comprehensive income	$18,720	$19,402

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization, gains (losses) on sale/disposal of assets and other, which is the measure in which management allocates resources to its segments and which we refer to throughout this document as Segment Income, for each of the Company’s reportable segments.

	Fiscal Quarter Ended March 21, 2004 and March 23, 2003
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2004	$122,601	$193,940	$25,303	$(23,090)	$—	$318,754
2003	124,346	192,528	20,470	(25,092)	—	312,252
Income from operations –
2004	$31,774	$10,932	$7,510	N/A	$(6,745)	$43,471
2003	31,614	11,924	5,675	N/A	(6,123)	43,090
Segment Income –
2004	$34,827	$13,137	$7,746	N/A	$(5,265)	$50,445
2003	34,581	13,595	5,876	N/A	(4,221)	49,831

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended
	March 21, 2004	March 23, 2003
Total Segment Income	$50,445	$49,831
Depreciation and amortization	(6,945)	(6,738)
Losses on sale/disposal of assets	(18)	(3)
Non-cash stock compensation expense	(11)	—

Income from operations	43,471	43,090
Interest income	86	103
Interest expense	(13,985)	(12,333)
Other	—	(1,743)

Income before provision for income taxes	$29,572	$29,117

4. Stock-Based Compensation

The Company accounts for our parent company’s stock option plan under the recognition and measurement principles of APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” to the stock-based employee compensation.

	Fiscal Quarter Ended
	March 21, 2004	March 23, 2003
Net income, as reported	$18,408	$18,344
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	7	—
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(81)	(50)

Net income, pro forma	$18,334	$18,294

5. Subsequent Event

On April 13, 2004, our parent company and one of its subsidiaries filed a Form S-1 Registration Statement with the Securities and Exchange Commission relating to a proposed initial public common stock offering. As part of the proposed offering, the Company would redeem a material portion of its senior subordinated notes due 2011. The Company also anticipates that it will amend and restate its senior credit facility to, among other amendments, allow for the use of proceeds as described in the aforementioned Form S-1.

6. New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revised interpretation of FASB Interpretation 46, “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51” (FIN 46R). FIN 46R requires the consolidation of a variable interest entity (VIE) by an enterprise if the enterprise is determined to be the primary beneficiary, as defined in FIN 46R. The Company is required to apply this interpretation immediately for all entities created after December 31, 2003. The Company is required to adopt FIN 46R for all variable interest entities created on or prior to December 31, 2003 by the beginning of the first annual period beginning after December 15, 2004, which is the beginning of the Company’s fiscal 2005. The Company is assessing FIN 46R and related guidance as it relates to VIEs, and is unable to predict the impact, if any, of this interpretation on its results of operations or financial condition.

In March 2004, the FASB issued an exposure draft of a proposed standard that, if adopted, will significantly change the accounting for employee stock options and other equity-based compensation. The proposed standard would require companies to expense the fair value of stock options on the grant date and would be effective at the beginning of the Company’s fiscal 2005. The Company will evaluate the requirements of the final standard, which is expected to be finalized in late 2004, to determine the impact on our results of operations.

7. Supplemental Guarantor Condensed Consolidating Financial Statements

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of the Company’s senior subordinated notes due 2011, which includes most of the domestic subsidiaries of the Company and one foreign subsidiary of the Company; and (3) on a combined basis, the non-guarantor subsidiaries of the Company’s senior subordinated notes due 2011. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc.

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of March 21, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$36,062	$549	$—	$36,611
Accounts receivable	—	53,794	6,503	—	60,297
Advertising fund assets, restricted	—	—	21,345	—	21,345
Other current assets	7,960	34,331	2,407	—	44,698

Current assets	7,960	124,187	30,804	—	162,951
Property, plant and equipment, net	—	123,458	4,289	—	127,747
Other assets	243,616	76,748	740	(186,823)	134,281

Total assets	$251,576	$324,393	$35,833	$(186,823)	$424,979

Current portion of long-term debt	$—	$221	$65	$—	$286
Accounts payable	—	37,032	12,066	—	49,098
Advertising fund liabilities	—	—	21,345	—	21,345
Other current liabilities	14,953	52,631	1,366	—	68,950

Current liabilities	14,953	89,884	34,842	—	139,679
Long-term debt	935,874	5,877	284	—	942,035
Other long-term liabilities	277	42,251	265	—	42,793

Long-term liabilities	936,151	48,128	549	—	984,828
Stockholder’s equity (deficit)	(699,528)	186,381	442	(186,823)	(699,528)

Total liabilities and stockholder’s equity (deficit)	$251,576	$324,393	$35,833	$(186,823)	$424,979

	As of December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$41,123	$1,603	$—	$42,726
Accounts receivable	—	59,109	5,462	—	64,571
Advertising fund assets, restricted	—	—	30,544	—	30,544
Other current assets	7,664	35,243	2,128	—	45,035

Current assets	7,664	135,475	39,737	—	182,876
Property, plant and equipment, net	—	122,815	4,252	—	127,067
Other assets	248,660	81,897	805	(192,856)	138,506

Total assets	$256,324	$340,187	$44,794	$(192,856)	$448,449

Current portion of long-term debt	$18,234	$221	$117	$—	$18,572
Accounts payable	—	41,832	11,556	—	53,388
Advertising fund liabilities	—	—	30,544	—	30,544
Other current liabilities	20,944	59,721	1,094	—	81,759

Current liabilities	39,178	101,774	43,311	—	184,263
Long-term debt	934,914	5,931	320	—	941,165
Other long-term liabilities	321	40,521	268	—	41,110

Long-term liabilities	935,235	46,452	588	—	982,275
Stockholder’s equity (deficit)	(718,089)	191,961	895	(192,856)	(718,089)

Total liabilities and stockholder’s equity (deficit)	$256,324	$340,187	$44,794	$(192,856)	$448,449

Domino’s, Inc.

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended March 21, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$312,473	$6,281	$—	$318,754
Cost of sales	—	232,912	4,731	—	237,643
General and administrative	—	35,858	1,782	—	37,640

Total operating expenses	—	268,770	6,513	—	275,283

Income (loss) from operations	—	43,703	(232)	—	43,471
Equity earnings in subsidiaries	26,859	—	—	(26,859)	—
Interest income (expense), net	(13,787)	5	(117)	—	(13,899)

Income (loss) before provision (benefit) for income taxes	13,072	43,708	(349)	(26,859)	29,572
Provision (benefit) for income taxes	(5,336)	16,500	—	—	11,164

Net income (loss)	$18,408	$27,208	$(349)	$(26,859)	$18,408

	Fiscal Quarter Ended March 23, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$307,614	$4,638	$—	$312,252
Cost of sales	—	228,165	3,639	—	231,804
General and administrative	—	36,209	1,149	—	37,358

Total operating expenses	—	264,374	4,788	—	269,162

Income (loss) from operations	—	43,240	(150)	—	43,090
Equity earnings in subsidiaries	27,108	—	—	(27,108)	—
Interest income (expense), net	(12,292)	119	(57)	—	(12,230)
Other	(1,743)	—	—	—	(1,743)

Income (loss) before provision (benefit) for income taxes	13,073	43,359	(207)	(27,108)	29,117
Provision (benefit) for income taxes	(5,271)	16,044	—	—	10,773

Net income (loss)	$18,344	$27,315	$(207)	$(27,108)	$18,344

	Fiscal Quarter Ended March 21, 2004
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(19,691)	$39,118	$(698)	$—	$18,729

Capital expenditures	—	(6,526)	(269)	—	(6,795)
Other	—	553	—	—	553

Net cash flows used in investing activities	—	(5,973)	(269)	—	(6,242)

Repayments of debt	(18,234)	(54)	(83)	—	(18,371)
Other	37,925	(38,150)	—	—	(225)

Net cash flows provided by (used in) financing activities	19,691	(38,204)	(83)	—	(18,596)

Effect of exchange rate changes on cash and cash equivalents	—	(2)	(4)	—	(6)

Decrease in cash and cash equivalents	—	(5,061)	(1,054)	—	(6,115)

Cash and cash equivalents, at beginning of period	—	41,123	1,603	—	42,726

Cash and cash equivalents, at end of period	$—	$36,062	$549	$—	$36,611

	Fiscal Quarter Ended March 23, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash flows provided by (used in) operating activities	$(8,441)	$40,765	$275	$—	$32,599

Capital expenditures	—	(4,960)	(259)	—	(5,219)
Other	—	1,002	—	—	1,002

Net cash flows used in investing activities	—	(3,958)	(259)	—	(4,217)

Repayments of debt	(20,500)	—	—	—	(20,500)
Other	28,941	(29,055)	—	—	(114)

Net cash flows provided by (used in) financing activities	8,441	(29,055)	—	—	(20,614)

Effect of exchange rate changes on cash and cash equivalents	—	(5)	3	—	(2)

Increase in cash and cash equivalents	—	7,747	19	—	7,766

Cash and cash equivalents, at beginning of period	—	21,522	950	—	22,472

Cash and cash equivalents, at end of period	$—	$29,269	$969	$—	$30,238

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Unaudited; tabular amounts in millions, except percentages and store data)

The 2004 and 2003 first quarters referenced herein represent the twelve-week periods ended March 21, 2004 and March 23, 2003, respectively.

Overview

During the first quarter of 2004, we grew our total system-wide sales 6.8% and achieved record income from operations, despite an intensely competitive landscape and an environment of rising costs negatively affecting most of our key expense items.

System-wide sales, which include retail sales at both our franchise and Company-owned stores, benefited from strong international same store sales growth (constant dollar), an increase in our worldwide store counts and the positive effect of a weaker U.S. dollar in the key international markets in which we compete. The first quarter marked the 41st consecutive quarter that we have grown our international same store sales and our worldwide store counts have increased 220 stores from year-ago levels, led by our international operations. These positive movements more than offset the effect of a slight decrease in domestic same store sales results.

Income from operations was a record $43.5 million in the first quarter, up 0.9% from the comparable period in 2003. The Company achieved record income from operations despite increases in our food costs as well as increases in occupancy and insurance costs. Our Company-owned stores successfully managed this increase in food costs, actually driving food costs as a percentage of revenues down from year-ago levels, as a result of operational efficiencies and changes in product mix. Cheese costs as of the end of the first quarter were at very high levels and, subsequent to quarter-end, reached all-time highs of well over $2.00 per pound. These sudden and unprecedented cheese price movements may negatively impact the unit economics at our Company-owned stores and domestic franchise stores in the near term. Domestic distribution volumes declined in the first quarter, tied to the decrease in domestic same store sales. Net income was negatively impacted by increased debt levels as a result of our June 2003 recapitalization as well as increased income tax expense as a result of an increased effective rate.

Same Store Sales Growth

The following is a summary of the Company’s same store sales growth first quarter of 2004.

First Quarter of 2004
Domestic Company-owned stores	(1.6)%
Domestic franchise stores	(0.8)%

Domestic stores	(0.9)%
International stores	6.4%

Store Growth Activity

The following is a summary of the Company’s store growth activity for the first quarter of 2004.

	First Quarter of 2004
	Domestic Company-owned Stores	Domestic Franchise Stores	Domestic Stores	International Stores	Total
Store count at December 28, 2003	577	4,327	4,904	2,523	7,427
Openings	—	28	28	36	64
Closings	(1)	(11)	(12)	(6)	(18)
Transfers	—	—	—	—	—

Store count at March 21, 2004	576	4,344	4,920	2,553	7,473

System-wide Sales

Retail sales, which generate royalty payments by our franchisees, revenues from our Company-owned stores and revenues to our distribution business, are driven by same store sales growth and store counts. The following table sets forth worldwide retail sales for our franchise and Company-owned stores for the first quarter of 2004 and 2003. We refer to total worldwide retail sales, including retail sales at both our franchise and Company-owned stores, as system-wide sales. Franchise retail sales are reported to us by our franchisees and are not included in our revenues.

	First Quarter of 2004		First Quarter of 2003
Franchise retail sales:
Domestic	$633.6	66.5%	$627.9	70.9%
International	319.6	33.5%	257.2	29.1%

Total franchise retail sales	$953.2	100.0%	$885.1	100.0%

	First Quarter of 2004		First Quarter of 2003
Company-owned retail sales:
Domestic	$88.0	98.2%	$89.9	98.7%
International	1.6	1.8%	1.2	1.3%

Total Company-owned retail sales	$89.6	100.0%	$91.2	100.0%

Income Statement Data

The following table sets forth income statement data for the first quarter of 2004 and 2003.

	First Quarter of 2004		First Quarter of 2003
Revenues:
Domestic Company-owned stores	$88.0	27.6%	$89.9	28.8%
Domestic franchise	34.6	10.9%	34.4	11.0%
Domestic distribution	170.9	53.6%	167.4	53.6%
International	25.3	7.9%	20.5	6.6%

Total revenues	318.8	100.0%	312.3	100.0%

Operating expenses:
Cost of sales	237.6	74.6%	231.8	74.2%
General and administrative	37.6	11.8%	37.4	12.0%

Income from operations	43.5	13.6%	43.1	13.8%

Interest expense, net	(13.9)	(4.4)%	(12.2)	(3.9)%
Other	—	—	(1.7)	(0.6)%

Income before provision for income taxes	29.6	9.3%	29.1	9.3%
Provision for income taxes	11.2	3.5%	10.8	3.5%

Net income	$18.4	5.8%	$18.3	5.9%

Revenues

Revenues include retail sales by Company-owned stores, royalties and fees from domestic and international franchise stores, and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

        Consolidated revenues increased $6.5 million or 2.1% to $318.8 million in the first quarter of 2004, from $312.3 million in the comparable period in 2003. This increase in revenues was due primarily to increases in international and domestic distribution revenues, offset in part by a decrease in domestic Company-owned stores revenues. These results are more fully described below.

Domestic Stores

Domestic stores revenues are comprised of revenues from our domestic Company-owned store operations and domestic franchise operations, as summarized in the following table.

Domestic Stores	First Quarter of 2004		First Quarter of 2003
Domestic Company-owned stores	$88.0	71.7%	$89.9	72.3%
Domestic franchise	34.6	28.3%	34.4	27.7%

Total domestic stores revenues	$122.6	100.0%	$124.3	100.0%

Domestic stores revenues decreased $1.7 million or 1.4% to $122.6 million in the first quarter of 2004, from $124.3 million in the comparable period in 2003. This decrease in revenues was due primarily to a 0.9% decrease in same store sales in the first quarter of 2004, compared to the comparable period in 2003, offset in part by an increase in the average number of domestic franchise stores in operation during 2004. This decrease in domestic stores revenues is more fully described below.

Domestic Company-Owned Stores

Revenues from domestic Company-owned store operations decreased $1.9 million or 2.2% to $88.0 million in the first quarter of 2004, from $89.9 million in the comparable period in 2003. This decrease in revenues was due to a 1.6% decrease in same store sales in the first quarter of 2004, compared to the comparable period in 2003. There were 576 and 578 domestic Company-owned stores in operation as of March 21, 2004 and March 23, 2003, respectively.

Domestic Franchise

Revenues from domestic franchise operations increased $0.2 million or 0.7% to $34.6 million in the first quarter of 2004, from $34.4 million in the comparable period in 2003. This increase in revenues was due primarily to an increase in the average number of domestic franchise stores open during 2004, offset in part by a decrease in same store sales. There were 4,344 and 4,274 domestic franchise stores in operation as of March 21, 2004 and March 23, 2003, respectively. Same store sales for domestic franchise stores decreased 0.8% in the first quarter of 2004, compared to the comparable period in 2003.

Domestic Distribution

Revenues from domestic distribution operations increased $3.5 million or 2.0% to $170.9 million in the first quarter of 2004, from $167.4 million in the comparable period in 2003. This increase in revenues was due primarily to an increase in overall food prices, including higher cheese prices, offset in part by lower volumes relating to a decrease in domestic franchise same store sales. The cheese block price per pound averaged $1.34 in the first quarter of 2004, compared to $1.12 in the comparable period in 2003.

International

Revenues from international operations increased $4.8 million or 23.6% to $25.3 million in the first quarter of 2004, from $20.5 million in the comparable period in 2003. This increase in revenues was due primarily to an increase in same store sales, an increase in the average number of international stores open during 2004, and a related increase in revenues from our international distribution operations. On a constant dollar basis, same store sales increased 6.4% in the first quarter of 2004, compared to the comparable period in 2003. On a historical dollar basis, same store sales increased 16.7% in the first quarter of 2004, compared to the comparable period in 2003, reflecting a generally weaker U.S. Dollar in those markets in which we compete. There were 2,553 and 2,401 international stores in operation as of March 21, 2004 and March 23, 2003, respectively.

Cost of Sales / Operating Margin

Consolidated cost of sales is comprised primarily of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $0.7 million or 0.8% to $81.1 million in the first quarter of 2004, from $80.4 million in the comparable period in 2003, as summarized in the following table.

	First Quarter of 2004		First Quarter of 2003
Consolidated revenues	$318.8	100.0%	$312.3	100.0%
Consolidated cost of sales	237.6	74.6%	231.8	74.2%

Consolidated operating margin	$81.1	25.4%	$80.4	25.8%

The $0.7 million increase in the consolidated operating margin was due primarily to increases in the operating margins from both our domestic franchise and international operations, offset in part by decreases in the operating margins at both our domestic Company-owned stores and domestic distribution operations. Franchise revenues do not have a cost of sales component and, as a result, increases in related franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of total revenues, the consolidated operating margin decreased primarily as a result of increased costs at our domestic distribution operations, offset in part by the aforementioned increases in domestic franchise and international operations margins. Changes in the operating margins at domestic Company-owned store operations and domestic distribution operations are more fully described below.

Domestic Company-Owned Stores

The domestic Company-owned store operating margin decreased $0.3 million or 1.7% to $17.9 million in the first quarter of 2004, from $18.2 million in the comparable period in 2003, as summarized in the following table.

Domestic Company-Owned Stores	First Quarter of 2004		First Quarter of 2003
Revenues	$88.0	100.0%	$89.9	100.0%
Cost of sales	70.1	79.7%	71.8	79.8%

Store operating margin	$17.9	20.3%	$18.2	20.2%

The $0.3 million decrease in the domestic Company-owned store operating margin was due primarily to a decrease in same store sales.

As a percentage of store revenues, the store operating margin for the first quarter of 2004 increased 0.1 percentage points to 20.3%, from 20.2% in the comparable period in 2003. As a percentage of store revenues, food costs decreased 0.7 percentage points to 26.3% in the first quarter of 2004, from 27.0% in the comparable period in 2003. This decrease in food costs as a percentage of store revenues was due primarily to a change in product mix per order primarily as a result of more aggressive promotions in the first quarter of 2003, offset in part by a market increase in overall food prices, including cheese. Offsetting these favorable food margin improvements were increases in occupancy, labor and health insurance costs.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 0.6 percentage points to 11.1% in the first quarter of 2004, from 10.5% in the comparable period in 2003, due primarily to increases in rent and depreciation. As a percentage of store revenues, labor costs increased 0.2 percentage points to 30.8% in the first quarter of 2004, from 30.6% in the comparable period in 2003.

Domestic Distribution

The domestic distribution operating margin decreased $2.0 million or 11.0% to $16.7 million in the first quarter of 2004, from $18.7 million in the comparable period in 2003, as summarized in the following table.

Domestic Distribution	First Quarter of 2004		First Quarter of 2003
Revenues	$170.9	100.0%	$167.4	100.0%
Cost of sales	154.2	90.2%	148.7	88.8%

Distribution operating margin	$16.7	9.8%	$18.7	11.2%

The $2.0 million decrease in the domestic distribution operating margin was due primarily to a decrease in volumes, offset in part by efficiencies in the areas of operations and purchasing.

As a percentage of distribution revenues, the distribution operating margin for the first quarter of 2004 decreased 1.4 percentage points to 9.8%, from 11.2% in the comparable period in 2003. This decrease was due primarily to increased food prices, including cheese, and a decrease in volumes. Increases in certain food prices, including cheese, have a negative effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on the sale of certain food items. Had the 2004 food prices been in effect during the first quarter of 2003, the distribution operating margin for the first quarter of 2003 would have been approximately 10.6% of distribution revenues, or 0.6 percentage points lower than the reported 2003 amounts.

General and Administrative Expenses

General and administrative expenses increased $0.2 million or 0.8% to $37.6 million in the first quarter of 2004, from $37.4 million in the comparable period in 2003. As a percentage of revenues, general and administrative expenses decreased 0.2 percentage points to 11.8% in the first quarter of 2004, from 12.0% in the comparable period in 2003. This decrease in general and administrative expenses as a percentage of revenues was due in part to management’s continued focus on controlling overhead costs.

Interest Expense

Interest expense increased $1.7 million or 13.4% to $14.0 million in the first quarter of 2004, from $12.3 million in the comparable period in 2003. This increase in interest expense was due primarily to increased debt levels as a result of the Company’s June 2003 recapitalization, offset in part by more favorable interest rates.

Other

Other expense decreased $1.7 million from the first quarter in 2003. This decrease was due to losses incurred in connection with the Company retiring $20.5 million of its senior subordinated notes in the first quarter of 2003.

Provision for Income Taxes

Provision for income taxes increased $0.4 million to $11.2 million in the first quarter of 2004, from $10.8 million in the comparable period in 2003. The increase in the effective tax rate was due primarily to increases in state tax rates and the impact of losses in certain foreign subsidiaries.

Segment Income

The following table summarizes earnings before interest, taxes, deprecation, amortization, gains (losses) on sale/disposal of assets and other, which is the measure in which management allocates resources to its segments and, as required by SFAS No. 131, is disclosed in the notes to the condensed consolidated financial statements included in this filing. Management refers to this measure as Segment Income. Segment Income for each of the Company’s reportable segments for the first quarter of 2004 and 2003 are summarized in the following table.

	First Quarter of 2004	First Quarter of 2003
Domestic stores	$34.8	$34.6
Domestic distribution	13.1	13.6
International	7.7	5.9

Domestic Stores

Domestic stores Segment Income increased $0.2 million or 0.7% to $34.8 million in the first quarter of 2004, from $34.6 million in the comparable period in 2003. This increase was due primarily to an increase in domestic franchise royalties as described more fully in the revenues discussion above and a decrease in general and administrative expenses at our domestic stores. These increases were offset in part by a decrease in the operating margin at our Company-owned stores as described more fully in the cost of sales/operating margin discussion above.

Domestic Distribution

Domestic distribution Segment Income decreased $0.5 million or 3.4% to $13.1 million in the first quarter of 2004, from $13.6 million in the comparable period in 2003. This decrease was due primarily to a decrease in volumes and a decrease in the operating margin at our distribution centers as described more fully in the cost of sales/operating margin discussion above. These increases were offset in part by a decrease in general and administrative expenses, including administrative labor.

International

International Segment Income increased $1.8 million or 31.8% to $7.7 million in the first quarter of 2004, from $5.9 million in the comparable period in 2003. This increase was due primarily to an increase in royalty revenues, as more fully described in the revenues discussion above.

Liquidity and Capital Resources

We had working capital of $23.3 million and cash and cash equivalents of $36.6 million at March 21, 2004. Historically, we have operated with minimal positive or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt and invest in long-term assets, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures and debt repayments from these sources. We did not have any material commitments for capital expenditures as of March 21, 2004.

As of March 21, 2004, we had $942.3 million of debt, of which $0.3 million was classified as a current liability. There were no borrowings under our $125.0 million revolving credit facility. Letters of credit issued under the revolving credit facility were $23.0 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $18.7 million and $32.6 million in the first quarter of 2004 and 2003, respectively. The $13.9 million decrease was due primarily to a $13.7 million net change in operating assets and liabilities.

Cash used in investing activities was $6.2 million and $4.2 million in the first quarter of 2004 and 2003, respectively. The $2.0 million increase was due primarily to a $1.6 million increase in capital expenditures.

Cash used in financing activities was $18.6 million and $20.6 million in the first quarter of 2004 and 2003, respectively. The $2.0 million decrease was due primarily to a $2.1 million decrease in repayments of debt.

On April 13, 2004, our parent company and one of its subsidiaries filed a Form S-1 Registration Statement with the Securities and Exchange Commission relating to a proposed initial public common stock offering. As part of the proposed offering, the Company would redeem a material portion of its senior subordinated notes due 2011. The Company also anticipates that it will amend and restate its senior credit facility to, among other amendments, allow for the use of proceeds as described in the aforementioned Form S-1.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures and working capital needs for the next several years. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our Form 10-K for the year ended December 28, 2003. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior credit facility or otherwise to enable us to service our indebtedness, including the senior credit facility and the senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Additionally, the Company may be requested to provide funds to our parent company, TISM, Inc. (TISM), for stock dividends, distributions and/or other cash needs of TISM.

Forward-Looking Statements

Certain statements contained in this filing relating to capital spending levels and the adequacy of our capital resources are forward-looking. Also, statements that contain words such as “believes,” “expects,” “anticipates,” “intends,” “estimates” or similar expressions are forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in the Form 10-K for the year ended December 28, 2003 and our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

The Company is exposed to market risks from interest rate changes on our variable rate debt. Management actively monitors this exposure. The Company does not engage in speculative transactions nor does it hold or issue financial instruments for trading purposes.

Interest Rate Derivatives

The Company enters into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs.

The Company is party to three interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s debt under its senior credit facility to various fixed rates over various terms. The Company is also party to two interest rate swap agreements which effectively convert the fixed component of the Company’s debt under its senior subordinated notes to variable LIBOR rates over the term of the senior subordinated notes.

Subsequent to the first quarter of 2004, the Company entered into two additional interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s debt under its senior credit facility to various fixed rates over various terms.

All of these agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Rate
Interest Rate Swap	$60.0 million	June 2001 – June 2004	4.90%
Interest Rate Swap	$30.0 million	September 2001 – September 2004	3.69%
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points
Interest Rate Swap	$300.0 million	June 2004 – June 2005	1.62%
Interest Rate Swap	$350.0 million	June 2005 – June 2007	3.21%

Interest Rate Risk

The Company’s variable interest expense is sensitive to changes in the general level of interest rates. At March 21, 2004, the weighted average interest rate on our $466.0 million of variable interest debt was 3.9%.

The Company had total interest expense of approximately $14.0 million in the first quarter of 2004. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.2 million.

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

PART II. OTHER INFORMATION

Item 5. Other Information

Robert Ruggiero, Jr. has resigned from our Board of Directors and that of our parent, TISM, Inc., effective April 21, 2004. Mr. Ruggiero is a partner of J.P. Morgan Partners, LLC, which is an affiliate of J.P. Morgan Securities Inc., one of the joint book-running managers of our parent company’s proposed initial public offering.

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

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the period covered in this report:

Current Report on Form 8-K dated March 4, 2004 which included a press release announcing the Company’s 2003 annual sales results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized officer.

DOMINO’S, INC.
(Registrant)

Date: May 4, 2004	/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer