Form 10-K
period 2005-01-02
DOMINOS INC; DOMINOS PIZZA INC
filed 2005-03-17
CIK 1079458, 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2005

OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Numbers:

Domino’s Pizza, Inc.	333-114442
Domino’s, Inc.	333-107774

Domino’s Pizza, Inc.

Domino’s, Inc.

(Exact name of registrants as specified in their charters)

DELAWARE	38-2511577
DELAWARE	38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification numbers)

30 Frank Lloyd Wright Drive

Ann Arbor, Michigan 48106

(Address of principal executive offices)

(734) 930-3030

(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:

Domino’s Pizza, Inc.	New York Stock Exchange
Common stock, $0.01 par value

Securities registered pursuant to Section 12(g) of the Exchange Act:  None

Indicate by check mark whether the registrants (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days: Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [    ]

Indicate by check mark whether the registrants are accelerated filers (as defined in Rule 12b-2 of the Act): Yes [    ] No [ X ]

The aggregate market value of the voting and non-voting stock held by non-affiliates of Domino’s Pizza, Inc. computed by reference to the closing price of the registrant’s Common Stock on the New York Stock Exchange, at which the stock was last sold, as of July 13, 2004, was $510,640,983.

As of March 1, 2005, Domino’s Pizza, Inc. had 68,998,707 shares of common stock outstanding. As of March 1, 2005, Domino’s, Inc. had 10 shares of common stock, par value $0.01, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

Documents incorporated by reference:

Portions of the definitive proxy statement to be furnished to shareholders of Domino’s Pizza, Inc. in connection with the annual meeting of shareholders to be held on May 5, 2005 are incorporated by reference into Part III.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. Accordingly, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this Form 10-K. Additionally, we have included the audited consolidated financial statements of both Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries, which can be found in Item 8 of this Form 10-K.

Part I

Item 1. Business.

Overview

Domino’s Pizza, Inc. (referred to as the “Company”, “Domino’s” or in the first person notations of “we,” “us” and “our”) is the number one pizza delivery company in the United States, based on reported consumer spending, and has a leading presence internationally. We pioneered the pizza delivery business and have built the Domino’s Pizza® brand into one of the most widely-recognized consumer brands in the world. Together with our franchisees, we have supported the Domino’s Pizza® brand with an estimated $1.3 billion in domestic advertising spending over the past five years. We operate through a network of more than 7,750 Company-owned and franchise stores, located in all 50 states and in more than 50 countries. In addition, we operate 18 regional dough manufacturing and distribution centers in the contiguous United States and eight dough manufacturing and distribution centers outside the contiguous United States. The foundation of our system-wide success and leading market position is our strong relationship with our franchisees, comprised of approximately 2,000 owner-operators dedicated to the success of our Company and the Domino’s Pizza® brand.

Over our 44-year history, we have developed a simple business model focused on our core strength of delivering quality pizza in a timely manner. This business model includes a delivery-oriented store design with low capital requirements, a focused menu of pizza and complementary side items, committed owner-operator franchisees and a vertically-integrated distribution system. Our earnings are driven largely from retail sales at our franchise stores, which generate royalty payments and distribution revenues to us. We also generate earnings through retail sales at our Company-owned stores.

We operate our business in three segments: domestic stores, domestic distribution and international.

• Domestic stores. The domestic stores segment, which is comprised of 4,428 franchise stores and 580 Company-owned stores, generated revenues of $537.5 million and income from operations of $131.5 million during 2004.

• Domestic distribution. Our domestic distribution segment, which manufactures dough and distributes food, equipment and supplies to all of our domestic Company-owned stores and over 98% of our domestic franchise stores, generated revenues of $792.0 million and income from operations of $46.1 million during 2004.

• International. Our international segment oversees 2,728 franchise stores and operates 21 Company-owned stores outside the contiguous United States. It also manufactures dough and distributes food and supplies in a limited number of these markets. Our international segment generated revenues of $117.0 million and income from operations of $34.1 million during 2004.

On a consolidated basis, we generated revenues of over $1.4 billion and income from operations (after deducting $40.3 million of unallocated corporate and other expenses) of $171.4 million in 2004. Net income was $62.3 million in 2004. We have been able to increase our income from operations through strong domestic and international same store sales growth over the past five years, the addition of nearly 1,200 stores worldwide over that time and strong performance by our distribution business. Over this same time period, we increased our net income in each year except 2003, during which we incurred significant recapitalization-related expenses. This growth was achieved with limited capital expenditures by us, since a significant portion of our earnings are derived from retail sales by our franchisees.

Our history

We have been delivering quality, affordable pizza to our customers since 1960 when brothers Thomas and James Monaghan borrowed $900 and purchased a small pizza store in Ypsilanti, Michigan. Since that time, our store count and geographic reach have grown substantially. We opened our first franchise store in 1967, our first international store in 1983 and, by 1998, we had expanded to over 6,200 stores, including more than 1,700 international stores, on six continents.

In 1998, an investor group led by investment funds affiliated with Bain Capital, LLC completed a recapitalization through which the investor group acquired a 93% controlling economic interest in our Company from Thomas Monaghan and his family. At the time of the recapitalization, Mr. Monaghan retired, and, in March 1999, David A. Brandon was named our Chairman and Chief Executive Officer. In 2004, Domino’s Pizza, Inc. completed its initial public offering (the “IPO”) and now trades on the New York Stock Exchange under the ticker symbol “DPZ”.

Industry overview

In this document, we rely on and refer to information regarding the U.S. quick service restaurant, or QSR, sector, the U.S. QSR pizza category and its components and competitors (including us) from the CREST report prepared by NPD Foodworld®, a division of the NPD Group, or CREST, as well as market research reports, analyst reports and other publicly-available information. Although we believe this information to be reliable, we have not independently verified it. Domestic sales information relating to the QSR sector, U.S. QSR pizza category and U.S. pizza delivery and carry-out represent reported consumer spending obtained by CREST from customer surveys. This information relates to both our Company-owned and franchise stores. Unless otherwise indicated, all U.S. industry data included in this document is based on reported consumer spending obtained by CREST from customer surveys.

The U.S. QSR pizza category is large, growing and highly fragmented. With sales of $33.0 billion in the twelve months ended November 2004, the U.S. QSR pizza category is the second largest category within the $187.0 billion U.S. QSR sector. The U.S. QSR pizza category is comprised of delivery, dine-in, carry-out and drive-through. We operate primarily within U.S. pizza delivery. Its $11.9 billion of sales accounted for 36% of total U.S. QSR pizza category sales in the twelve months ended November 2004.

Total U.S. pizza delivery sales grew by 1.6% during that period. We believe that this growth is the result of well-established demographic and lifestyle trends driving increased consumer emphasis on convenience. We and our top two competitors account for approximately 47% of U.S. pizza delivery, based on reported consumer spending, with the remaining 53% attributable to regional chains and individual establishments.

We also compete in carry-out, which together with pizza delivery are the largest components of the U.S. QSR pizza category. U.S. carry-out pizza had $12.2 billion of sales in the twelve months ended November 2004 and while our primary focus is on pizza delivery, we are also favorably positioned to compete in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

In contrast to the United States, international pizza delivery is relatively underdeveloped, with only Domino’s and one other competitor having a significant multinational presence. We believe that demand for international pizza delivery is large and growing, driven by international consumers’ increasing emphasis on convenience.

Our competitive strengths

We believe that our competitive strengths include the following:

• Strong and proven growth and earnings model. Over our 44-year history, we have developed a focused growth and earnings model. This model is anchored by strong store-level economics, which provide an entrepreneurial incentive for our franchisees and generate demand for new stores. Our franchise system, in turn, has produced strong and consistent earnings for us through royalty payments and distribution revenues, with minimal associated capital expenditures by us.

• Strong store-level economics. We have developed a cost-efficient store model, characterized by a delivery and carry-out oriented store design, with low capital requirements and a focused menu of quality, affordable pizza and complementary side items. At the store level, we believe that the simplicity and efficiency of our operations give us significant advantages over our competitors who in many cases also focus on dine-in.

Our domestic stores, and most of our international stores, do not offer dine-in areas and thus do not require expensive restaurant facilities and staffing. In addition, our focused menu of pizza and complementary side items simplifies and streamlines our production and delivery processes and maximizes economies of scale on purchases of our principal ingredients. As a result of our focused business model and menu, our stores are small (averaging approximately 1,000 to 1,300 square feet) and inexpensive to build, furnish and maintain as compared to many other QSR franchise opportunities. The combination of this efficient store model and strong store sales volume has resulted in strong store-level financial returns and makes Domino’s an attractive business opportunity for existing and prospective franchisees.

• Strong and well-diversified franchise system. We have developed a large, global, diversified and committed franchise network that is a critical component of our system-wide success and our leading position in pizza delivery. As of January 2, 2005, our franchise store network consisted of 7,156 stores, 62% of which were located in the contiguous United States. In the United States, only four franchisees operate more than 50 stores, including our largest domestic franchisee who operates 153 stores. The average franchisee operates approximately three stores. We require our domestic franchisees to forego active, outside business endeavors, aligning their interests with ours and making the success of each Domino’s franchise of critical importance to our franchisees.

In addition, we share 50% of the pre-tax profits generated by our regional dough manufacturing and distribution centers with those domestic franchisees who agree to purchase all of their food from our distribution system. These arrangements strengthen our ties with our franchisees by enhancing their profitability while providing us with a continuing source of revenues and earnings. This arrangement also provides incentives for franchisees to work closely with us to reduce costs. We believe our strong, mutually-beneficial franchisee relationships are evidenced by the over 98% voluntary participation in our domestic distribution system, our over 99% domestic franchise contract renewal rate and our over 99% collection rate on domestic franchise royalty and domestic distribution receivables.

Internationally, we have also been able to grow our franchise network by attracting franchisees with business experience and local market knowledge. We generally use our master franchise model, which provides our international franchisees with exclusive rights to operate stores or sub-franchise our well-recognized brand name in their specific, agreed-upon market areas. From year-end 2000 through 2004, we grew our international franchise network 26%, from 2,157 stores to 2,728 stores. Our largest master franchisee operates 526 stores, which accounts for approximately 19% of our total international store count.

• Strong cash flow and earnings stream. A substantial percentage of our earnings are generated by our committed, owner-operator franchisees through royalty payments and revenues to our vertically-integrated distribution system. Royalty payments yield strong profitability to us because there are minimal corresponding Company-level expenses and capital requirements associated with their collection.

We believe that our store economics have led to a strong, well-diversified franchise system. This established franchise system has produced strong cash flow and earnings for us, enabling us to invest in the Domino’s Pizza® brand and our stores, de-lever our balance sheet and deliver attractive returns to our stockholders.

• #1 pizza delivery company in the United States with a leading international presence. We are the number one pizza delivery company in the United States with a 19.5% share based on reported consumer spending. With 5,008 stores located in the contiguous United States, our domestic store delivery areas cover a majority of U.S. households. Our share position and scale allow us to leverage our purchasing power, distribution strength and advertising investment across our store base. We also believe that our scale and market coverage allow us to effectively serve our customers’ demands for convenience and timely delivery.

Outside the United States, we have significant share positions in the key markets in which we compete, including, among other countries, Mexico, where we are the largest QSR company in terms of store count in any QSR category, the United Kingdom, Australia, Canada, South Korea, Japan and Taiwan. Our top ten international markets, based on store count, accounted for approximately 85% of our international retail sales in 2004. We believe we have a leading presence in these markets.

• Strong brand awareness. We believe our Domino’s Pizza® brand is one of the most widely-recognized consumer brands in the world. We believe consumers associate our brand with the timely delivery of quality, affordable pizza and complementary side items. Over the past five years, our domestic franchise and Company-owned stores have invested an estimated $1.3 billion on national, local and co-operative advertising in the United States. Our Domino’s Pizza® brand has been routinely named a MegaBrand by Advertising Age. We continue to reinforce our brand with extensive advertising through television, radio and print. We also enhance the strength of our brand through marketing affiliations with brands such as Coca-Cola® and NASCAR®.

According to industry research reports, approximately 91% of pizza consumers in the U.S. are aware of the Domino’s Pizza® brand. We believe that our brand is particularly strong among pizza consumers for whom dinner is a fairly spontaneous event, which industry research indicates to be the case in nearly 50% of pizza dining occasions. In these situations, we believe that service and product quality are the consumers’ priorities. We believe that well-established demographic and lifestyle trends will drive continuing emphasis on convenience and will, therefore, continue to play into our brand’s strength.

• Our internal dough manufacturing and distribution system. In addition to generating significant revenues and earnings, we believe that our vertically-integrated dough manufacturing and distribution system enhances the quality and consistency of our products, enhances our relationships with franchisees, leverages economies of scale to offer lower costs to our stores and allows our store managers to better focus on store operations and customer service by relieving them of the responsibility of mixing dough in the stores.

In 2004, we made over 660,000 full-service food deliveries to our domestic stores, or an average of nearly three deliveries per store, per week, with a delivery accuracy rate of approximately 99%. All of our domestic Company-owned and over 98% of our domestic franchise stores purchase all of their food and supplies from us. This is accomplished through our network of 18 regional dough manufacturing and distribution centers, each of which is generally located within a one-day delivery radius of the stores it serves, and a leased fleet of over 200 tractors and trailers. We supply our domestic and international franchisees with equipment and supplies through our equipment and supply distribution center, which we operate as part of our domestic distribution segment. Our equipment and supply distribution center ships a full range of products, including ovens and uniforms, on a daily basis.

Because we source the food for substantially all of our domestic stores, our domestic distribution segment enables us to leverage and monitor our strong supplier relationships to achieve the cost benefits of scale and to ensure compliance with our rigorous quality standards. In addition, the “one-stop shop” nature of this system, combined with our delivery accuracy, allows our store managers to eliminate a significant component of the typical “back-of-store” activity that many of our competitors’ store managers must undertake.

Our business strategy

We intend to achieve further growth and strengthen our competitive position through the continued implementation of our business strategy, which includes the following key elements:

• Continue to execute on our mission statement. Our mission statement is “Exceptional people on a mission to be the best pizza delivery company in the world.” We implement this mission statement by focusing on four strategic initiatives:

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

• Build the Brand. Strengthen and build upon our strong brand name to further solidify our position as the brand of first choice in pizza delivery. We continually strive to achieve this objective through product and process innovation, advertising and promotional campaigns and a strong brand message.

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

• Flawless Execution. Perfect operations with the goals of making quality products, attaining consistency in execution, maintaining the best operating model, making our team members a competitive advantage, operating stores with smart hustle and aligning us with our franchisees.

• Grow our leading position in an attractive industry. U.S. pizza delivery and carry-out are the largest components of the U.S. QSR pizza category. They are also highly fragmented. Pizza delivery, through which approximately 75% of our retail sales are generated, had sales of $11.9 billion in the twelve months ended November 2004 and grew by 1.6% during that period. As the leader in U.S. pizza delivery, we believe that our convenient store locations, simple operating model, widely-recognized brand and efficient distribution system are competitive advantages that position us to capitalize on future growth.

Carry-out, through which approximately 25% of our retail sales are generated, had $12.2 billion of sales in the twelve months ended November 2004. While our primary focus is on pizza delivery, we are also favorably positioned as a leader in carry-out given our strong brand, convenient store locations and quality, affordable menu offerings.

• Leverage our strong brand awareness. We believe that the strength of our Domino’s Pizza® brand makes us one of the first choices of consumers seeking a convenient, quality and affordable meal. We intend to continue to promote our brand name and enhance our reputation as the leader in pizza delivery. For example, we intend to continue to promote our successful advertising campaign, “Get the Door. It’s Domino’s.®” through national, local and co-operative media. As part of our strategy to strengthen our brand, each of our domestic stores contributed 3% of their retail sales to our advertising fund for national advertising in addition to contributions for market-level advertising. Additionally, beginning in 2005, each of such domestic stores increased its contributions to our advertising fund for national advertising from 3% to 4% of retail sales.

We intend to leverage our strong brand by continuing to introduce innovative, consumer-tested and profitable new pizza varieties (such as Domino’s Philly Cheese Steak Pizza and Domino’s Doublemelt Pizza™) and complementary side items (such as buffalo wings, cheesy bread, Domino’s Buffalo Chicken Kickers® and Cinna Stix®) as well as through marketing affiliations with brands such as Coca-Cola® and NASCAR®. We believe these opportunities, when coupled with our scale and share leadership, will allow us to continue to grow our position in U.S. pizza delivery.

• Expand and optimize our domestic store base. We plan to continue expanding our base of domestic stores to take advantage of the attractive growth opportunities in U.S. pizza delivery. We believe that our scale allows us to expand our store base with limited marketing, distribution and other incremental infrastructure costs. Additionally, our franchise-oriented business model allows us to expand our store base with limited capital expenditures and working capital requirements. While we plan to expand our traditional domestic store base primarily through opening new franchise stores, we will also continually evaluate our mix of Company-owned and franchise stores and strategically acquire franchise stores and refranchise Company-owned stores.

• Continue to grow our international business. We believe that pizza has global appeal and that there is strong and growing international demand for delivered pizza. We have successfully built a broad international platform, almost exclusively through our master franchise model, as evidenced by our nearly 2,750 international stores in more than 50 countries. Our international stores have produced positive quarterly same store sales growth for 44 consecutive quarters. We believe that we continue to have significant long-term growth opportunities in international markets where we have established a leading presence. In our current top ten international markets, we believe that our store base is less than half of the total long-term potential store base in those markets. Generally, we believe we will achieve long-term growth internationally as a result of the store-level economics of our business model, the growing international demand for delivered pizza and the strong global recognition of the Domino’s Pizza® brand.

Store operations

We believe that our focused and proven store model provides a significant competitive advantage relative to many of our competitors who focus on multiple components of the pizza category, particularly dine-in. We have been focused on pizza delivery for 44 years. Because our domestic stores and most of our international stores do not offer dine-in areas, they typically do not require expensive real estate, are relatively small and are relatively inexpensive to build and equip. Our stores also benefit from lower maintenance costs, as store assets have long lives and updates are not frequently required. Our simple and efficient operational processes, which we have refined through continuous improvement, include:

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

Production-oriented store designs

Our typical store is relatively small, occupying approximately 1,000 to 1,300 square feet, and is designed with a focus on efficient and timely production of consistent, quality pizza for delivery. The store layout has been refined over time to provide an efficient flow from order taking to delivery. Our stores are primarily production facilities and, accordingly, do not typically have a dine-in area.

Product and process innovations

Our 44 years of experience and innovative culture have resulted in numerous new product and process developments that increase both quality and efficiency. These include our efficient, vertically-integrated distribution system, a sturdier corrugated pizza box and a mesh tray that helps cook pizza crust more evenly. The Domino’s HeatWave® hot bag, which was introduced in 1998, keeps our pizzas hot during delivery. We have also introduced new pizzas such as Domino’s Philly Cheese Steak Pizza and Domino’s Doublemelt Pizza™ as well as added a number of complementary side items such as buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread and Cinna Stix®.

Focused menu

We maintain a focused menu that is designed to present an attractive, quality offering to customers, while minimizing errors in, and expediting the order taking and food preparation processes. Our basic menu has three choices: pizza type, pizza size and pizza toppings. Most of our stores carry two sizes of Traditional Hand-Tossed, Ultimate Deep Dish and Crunchy Thin Crust pizza. Our typical store also offers buffalo wings, Domino’s Buffalo Chicken Kickers®, bread sticks, cheesy bread, Cinna Stix® and Coca-Cola® soft drink products. We also occasionally offer other products on a promotional basis. We believe that our focused menu creates a strong identity among consumers, improves operating efficiency and maintains food quality and consistency.

Efficient order taking, production and delivery

Each store executes an operational process that includes order taking, pizza preparation, cooking (via automated, conveyor-driven ovens), boxing and delivery. The entire order taking and pizza production process is designed for completion in approximately 12-15 minutes. These operational processes are supplemented by an extensive employee training program designed to ensure world-class quality and customer service. It is our priority to ensure that every Domino’s store operates in an efficient, consistent manner while maintaining our high standards of food quality and team member safety.

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

• improved administrative and reporting capabilities, which enable store managers to better focus on store operations and customer satisfaction; and

• a customer relationship management tool, which enables us to recognize customers and track ordering preferences.

We are requiring our domestic franchisees to install Domino’s PULSE™ by February 2007.

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

Segment overview

We operate in three business segments:

• Domestic stores. Our domestic stores segment consists of our domestic franchise operations, which oversee our domestic network of 4,428 franchise stores, and our domestic Company-owned store operations, which operate our domestic network of 580 Company-owned stores;

• Domestic distribution. Our domestic distribution segment operates 18 regional dough manufacturing and food distribution centers and one distribution center providing equipment and supplies to certain of our domestic and international stores; and

• International. Our international segment oversees our network of 2,728 international franchise stores in more than 50 countries, operates 19 Company-owned stores in the Netherlands and 2 Company-owned stores in France. Our international segment also distributes food to a limited number of markets from eight dough manufacturing and distribution centers in Alaska, Hawaii, Canada (four), the Netherlands and France.

Domestic stores

During 2004, our domestic stores segment accounted for $537.5 million, or 37%, of our consolidated revenues. Our domestic franchises are operated by entrepreneurs who own and operate an average of three stores. Only four of our domestic franchisees operate more than 50 stores, including our largest domestic franchisee, who operates 153 stores. Our principal sources of revenues from domestic store operations are Company-owned store sales and royalty payments based on retail sales by our franchisees. Our domestic network of Company-owned stores also plays an important strategic role in our predominantly franchised operating structure. In addition to generating revenues and earnings, we use our domestic Company-owned stores as a test site for new products and promotions as well as store operational improvements and as a forum for training new store managers and prospective franchisees. We also believe that our domestic Company-owned stores add to the economies of scale available for advertising, marketing and other costs that are primarily borne by our franchisees.

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

We continually evaluate our mix of domestic Company-owned and franchise stores in an effort to optimize our profitability. During 2001, we sold 95 of our domestic Company-owned stores to franchisees because we believed that these stores would be more profitable to us if run by franchisees. In contrast, during 2002, we acquired 83 franchise stores in Arizona where we believe there are significant long-term earnings growth opportunities, and where we believe that we can utilize our operational expertise to improve the operation of these stores, resulting in higher profitability.

Domestic distribution

During 2004, our domestic distribution segment accounted for $792.0 million, or 55%, of our consolidated revenues. Our domestic distribution segment is comprised of dough manufacturing and distribution centers that manufacture fresh dough on a daily basis and purchase, receive, store and deliver quality pizza-related food products, complementary side items and equipment to all of our Company-owned stores and over 98% of our domestic franchise stores. Each regional dough manufacturing and distribution center serves an average of 273 stores, generally located within a one-day delivery radius. We regularly supply more than 4,900 stores with various supplies and ingredients, of which nine product groups account for nearly 90% of the volume. Our domestic distribution segment made approximately 660,000 full-service deliveries in 2004, or nearly three deliveries per store, per week; and we produced over 355 million pounds of dough during 2004.

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

The information systems used by our domestic dough manufacturing and distribution centers are an integral part of the quality service we provide our stores. We use routing strategies and software to optimize our daily delivery schedules, which maximizes on-time deliveries. Through our strategic dough manufacturing and distribution center locations and proven routing systems, we achieved on-time delivery rates of approximately 99% during 2004. Our distribution center drivers unload food and supplies and stock store shelves typically during non-peak store hours, which minimizes disruptions in store operations.

International

During 2004, our international segment accounted for $117.0 million, or 8%, of our consolidated revenues. We have 498 franchise stores in Mexico, representing the largest presence of any QSR company in Mexico, 333 franchise stores in the United Kingdom, 317 franchise stores in Australia, 247 franchise stores in both Canada and South Korea and over 100 franchise stores in both Japan and Taiwan. The principal sources of revenues from our international operations are royalty payments generated by retail sales from franchise stores, sales of food and supplies to franchisees in certain markets and Company-owned store retail sales.

We have grown by more than 800 international stores over the past five years. While our stores are designed for delivery and carry-out, which are less capital-intensive than dine-in, we empower our managers and franchisees to adapt the standard operating model, within certain parameters, to satisfy the local eating habits and consumer preferences of various regions outside the United States. Currently, most of our international stores are operated under master franchise agreements, and we plan to continue entering into master franchise agreements with qualified franchisees to expand our international operations in selected countries. We believe that our international franchise stores appeal to potential franchisees because of our well-recognized brand name, the limited capital expenditures required to open and operate our stores and our system’s store economics. The following table shows our store count as of January 2, 2005 in our top ten international markets, which account for 78% of our international stores.

Market	Number of stores
Mexico	498
United Kingdom	333
Australia	317
Canada	247
South Korea	247
Japan	172
Taiwan	108
India	89
France	77
Netherlands	62

Our franchise program

As of January 2, 2005, our 4,428 domestic franchise stores were owned and operated by our 1,300 domestic franchisees. The success of our franchise formula, which enables franchisees to benefit from our brand name with a relatively low initial capital investment, has attracted a large number of motivated entrepreneurs as franchisees. As of January 2, 2005, the average domestic franchisee operated approximately three stores and had been in our franchise system for nearly nine years. At the same time, only four of our domestic franchisees operated more than 50 stores, including our largest domestic franchisee, who operates 153 stores.

Domestic franchisees

We apply rigorous standards to prospective franchisees. We generally require prospective domestic franchisees to manage a store for at least one year before being granted a franchise. This enables us to observe the operational and financial performance of a potential franchisee prior to entering into a long-term contract. We also restrict the ability of domestic franchisees to become involved in other businesses, which focuses our franchisees’ attention on operating their stores. As a result, the vast majority of our franchisees come from within the Domino’s Pizza system. We believe these standards are unique to the franchise industry and result in qualified and focused franchisees operating their stores.

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

International franchisees

The vast majority of our franchisees outside of the contiguous United States are master franchisees with franchise and distribution rights for entire regions or countries. In select regions or countries, we franchise directly to individual store operators. Our master franchise agreements generally grant the franchisee exclusive rights to develop or sub-franchise stores and the right to operate distribution centers in a particular geographic area for a term of ten to 20 years, with an option to renew for an additional ten-year term. The agreements typically contain growth clauses requiring franchisees to open a minimum number of stores within a specified period. Prospective master franchisees are required to possess or have access to local market knowledge required to establish and develop Domino’s Pizza stores. The local market knowledge focuses on the ability to identify and access targeted real estate sites along with expertise in local customs, culture, consumer behavior and laws. We also seek candidates that have access to sufficient capital to meet their growth and development plans. The master franchisee is generally required to pay an initial, one-time franchise fee based on the size of the market covered by the master franchise agreement, as well as an additional franchise fee upon the opening of each new store. In addition, the master franchisee is required to pay a continuing royalty fee as a percentage of retail sales, which varies among international markets.

Domino’s image campaign

We have implemented a re-imaging campaign aimed at increasing retail sales and market share through improved brand visibility. This campaign involves relocating selected stores, upgrading store interiors, adding new store signs to draw attention to the stores and providing more contemporary uniforms for employees. If a store is already in a desirable location, the store signs and carry-out areas are updated as needed. As of January 2, 2005, approximately 93% of our domestic stores had been re-imaged or relocated as part of this campaign, including significantly all of our domestic Company-owned stores. We plan to continue to re-image and relocate our domestic stores until each store meets our new image standards.

Marketing operations

We require domestic stores to contribute 3% of their retail sales to fund national marketing and advertising campaigns. Beginning in 2005, we require domestic stores to contribute 4% of their retail sales to fund national marketing and advertising campaigns. In addition to the required national advertising contributions, in those markets where we have co-operative advertising programs, we generally require stores to contribute a minimum of 1% to 2% of their retail sales to market level media campaigns. These funds are administered by Domino’s National Advertising Fund, Inc., or DNAF, our not-for-profit advertising subsidiary. The funds remitted to DNAF are used primarily to purchase television advertising, but also support market research, field communications, commercial production, talent payments and other activities supporting the Domino’s Pizza® brand. DNAF also provides cost-effective print materials to franchisees for use in local marketing that reinforce our national branding strategy. In addition to the national and market level advertising contributions, domestic stores spend additional amounts on local store marketing, including targeted database mailings, saturation print mailings and community involvement through school and civic organizations.

By communicating a common brand message at the national, local market and store levels, we create and reinforce a powerful, consistent marketing message to consumers. This is evidenced by our successful marketing campaign with the slogan, “Get the Door. It’s Domino’s. ®”. Over the past five years, we estimate that domestic stores have invested approximately $1.3 billion on national, local and co-operative advertising.

Internationally, marketing efforts are primarily the responsibility of the franchisee in each local market. We assist international franchisees with their marketing efforts through marketing workshops and knowledge sharing of best practices.

Suppliers

We have maintained active relationships of 15 years or more with more than half of our major suppliers. Our suppliers are required to meet strict quality standards to ensure food safety. We review and evaluate our suppliers’ quality assurance programs through, among other actions, on-site visits to ensure compliance with our standards. We believe that the length and quality of our relationships with suppliers provides us with priority service and quality products at competitive prices.

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

We currently purchase our cheese from a single supplier pursuant to a requirements contract that provides for pricing based on volume. Our cheese cost is based on the market price of cheese plus a supplier margin. The supplier margin can be reduced if certain volume purchase levels are reached. Once a volume purchase level is reached, the supplier margin is reduced and can only be further reduced in the future based upon attainment of higher volume purchase levels. The supplier agreement is terminable by us upon 90 days prior written notice. Our chicken, meat toppings and Crunchy Thin Crust dough products are currently sourced by another single supplier pursuant to requirements contracts that expire in 2009. We have the right to terminate these requirements contracts for quality failures and for uncured breaches.

We believe that alternative suppliers for all of these ingredients are available, and all of our other dough ingredients, boxes and sauces are sourced from multiple suppliers. While we would likely incur additional costs if we are required to replace any of our suppliers, we do not believe that such additional costs would have a material adverse effect on our business. We have also entered into a multi-year agreement with Coca-Cola effective January 1, 2003 for the contiguous United States. The contract provides for Coca-Cola to be our exclusive beverage supplier and expires on the later of December 31, 2009 or such time as a minimum number of cases of Coca-Cola® products are purchased by us. We continually evaluate each supply category to determine the optimal sourcing strategy.

We have not experienced any significant shortages of supplies or any delays in receiving our food or beverage inventories, restaurant supplies or products. Prices charged to us by our suppliers are subject to fluctuation, and we have historically been able to pass increased costs and savings on to our stores. We do not engage in commodity hedging.

Competition

U.S. and international pizza delivery and carry-out are highly competitive. Domestically, we compete against regional and local companies as well as national chains, including Pizza Hut® and Papa John’s®. Internationally, we compete against Pizza Hut® and regional and local companies. We generally compete on the basis of product quality, location, delivery time, service and price. We also compete on a broader scale with quick service and other international, national, regional and local restaurants. In addition, the overall food service industry and the QSR sector in particular are intensely competitive with respect to product quality, price, service, convenience and concept. The industry is often affected by changes in consumer tastes, economic conditions, demographic trends and consumers’ disposable income. We compete within the food service industry and the QSR sector not only for customers, but also for personnel, suitable real estate sites and qualified franchisees.

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

We are subject to the rules and regulations of the Federal Trade Commission and various state laws regulating the offer and sale of franchises. The Federal Trade Commission and various state laws require that we furnish a franchise offering circular containing certain information to prospective franchisees, and a number of states require registration of the franchise offering circular with state authorities. We are operating under exemptions from registration in several states based on the net worth of our operating subsidiary, Domino’s Pizza LLC, and experience. Substantive state laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states, and bills have been introduced in Congress from time to time that would provide for federal regulation of the franchisor-franchisee relationship. The state laws often limit, among other things, the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew a franchise and the ability of a franchisor to designate sources of supply. We believe that our uniform franchise offering circular, together with any applicable state versions or supplements, and franchising procedures comply in all material respects with both the Federal Trade Commission guidelines and all applicable state laws regulating franchising in those states in which we have offered franchises.

Internationally, our franchise stores are subject to national and local laws and regulations that often are similar to those affecting our domestic stores, including laws and regulations concerning franchises, labor, health, sanitation and safety. Our international franchise stores are also often subject to tariffs and regulations on imported commodities and equipment, and laws regulating foreign investment. We believe that our international disclosure statements, franchise offering documents and franchising procedures comply in all material respects with the laws of the foreign countries in which we have offered franchises.

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

Environmental matters

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures. However, we cannot predict the effect of possible future environmental legislation or regulations. During 2004, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated in 2005.

Employees

As of January 2, 2005, we had approximately 13,500 employees, who we refer to as team members, in our Company-owned stores, dough manufacturing and distribution centers, World Resource Center (our corporate headquarters) and zone offices. As franchisees are independent business owners, they and their employees are not included in our employee count. We consider our relationship with our employees and franchisees to be good. We estimate the total number of people who work in the Domino’s Pizza system, including our employees, franchisees and the employees of franchisees, was approximately 145,000 as of January 2, 2005.

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

Our safety and security department oversees security matters for our stores. Regional security and safety directors oversee security measures at store locations and assist local authorities in investigations of incidents involving our stores or personnel.

Community activities

We believe in supporting the communities we serve. This is evidenced by our strong support of the Domino’s Pizza Partners Foundation. The foundation is a separate, not-for-profit organization that was established in 1986 to assist Domino’s Pizza team members in times of tragedy and special need. Over the past two years, we and our employees and franchisees contributed over $2.6 million to the foundation’s efforts, and, since its inception, the foundation has supplied millions of dollars to team members in need.

From 2001 through March 2004, we had a national partnership with the Make-A-Wish Foundation. Through this alliance, we dedicated ourselves to deliver wishes to children with life threatening illnesses and assist the foundation with its benevolent volunteer efforts through heightened awareness and direct contributions. Under this commitment, we satisfied the wishes of more than 25 children.

In July 2004, we announced a three-year national charitable commitment to St. Jude Children’s Research Hospital. St. Jude was selected by our team members and franchisees through a global election process. Through a variety of internal and consumer-based activities, Domino’s Pizza has contributed more than $350,000 either directly to St. Jude, or to support programs designed to build awareness for the great work St. Jude does on behalf of children everywhere.

In February 2005, we announced that Domino’s Pizza, its employees and franchisees around the globe contributed $220,000 to the American Red Cross and other relief agencies in an effort to assist victims of the December 26, 2004 tsunami disaster in southeast Asia.

Research and development

We operate research and product development facilities at our World Resource Center in Ann Arbor, Michigan. Company-sponsored research and development activities, which include, among other things, testing new products for possible menu additions, are an important activity to us and our franchisees. We do not consider the amounts we spend on research and development to be material.

Insurance

We maintain insurance coverage for general liability, owned and non-owned automobile liability, workers’ compensation, employment practices liability, directors’ and officers’ liability, fiduciary, property (including leaseholds and equipment, as well as business interruption), commercial crime, global risks and other coverages in such form and with such limits as we believe are customary for a business of our size and type.

We are partially self-insured for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. We are generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability. We are also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Pursuant to the terms of our standard franchise agreement, franchisees are also required to maintain minimum levels of insurance coverage at their expense and to have us named as an additional insured on their liability policies.

Working capital

Information about the Company’s working capital is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7., page 27.

Customers

The Company’s business is not dependent upon a single customer or small group of customers, including franchisees. No customer accounted for more than 10% of total consolidated revenues in 2002, 2003, or 2004.

Seasonal operations

The Company’s business is not typically seasonal.

Backlog orders

The Company has no backlog orders as of January 2, 2005.

Government contracts

No material portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the United States government.

Financial information about business segments and geographic areas

Financial information about international and United States markets and business segments is incorporated herein by reference from Selected Financial Data, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related footnotes in Part II, Item 6., pages 17 and 18, Item 7., pages 19 through 31 and Item 8., pages 33 through 102, respectively of this Form 10-K.

Available information

The Company makes available through its internet website www.dominos.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after electronically filing such material with the Securities and Exchange Commission. This information is also available at www.sec.gov. The reference to these website addresses does not constitute incorporation by reference of the information contained on the websites and should not be considered part of this document.

Item 2. Properties.

We lease approximately 200,000 square feet for our World Resource Center located in Ann Arbor, Michigan under an operating lease with Domino’s Farms Office Park, L.L.C., a related party. The lease, as amended, expires in December 2013 and has two five-year renewal options.

We own four domestic Company-owned store buildings and six distribution center buildings. We also own nine store buildings which we lease to domestic franchisees. All other domestic Company-owned stores are leased by us, typically under five-year leases with one or two five-year renewal options. All other domestic distribution centers are leased by us, typically under leases ranging between five and 15 years with one or two five-year renewal options. All other franchise stores are leased or owned directly by the respective franchisees. We believe that our existing headquarters and other leased and owned facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings.

We are a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings arising in the ordinary course of business, of which the majority involve workers’ compensation, employment practices liability, general liability, automobile and franchisee claims. Like other retail employers in California, we are facing allegations of purported class-wide wage and hour violations related to meal and rest breaks and the proper classification of its store general managers as exempt employees under California law. We believe that we have properly classified our general managers as exempt under California law and accordingly intend to vigorously defend against all claims in this lawsuit. We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the estimated resolution of such claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

As of March 1, 2005, Domino’s Pizza, Inc. had 170,000,000 authorized shares of common stock, par value $0.01 per share, of which 68,998,707 were issued and outstanding. Domino’s Pizza, Inc.’s common stock is traded on the New York Stock Exchange (“NYSE”) under the ticker symbol “DPZ”. In connection with our IPO, which was completed on July 16, 2004, Domino’s Pizza, Inc. issued and sold 9,375,000 shares of common stock. Concurrently, existing shareholders sold 14,846,929 shares of common stock. Prior to this date, there was no established public trading market for Domino’s Pizza, Inc.’s common stock.

The following table presents the high and low closing prices by quarter for Domino’s Pizza, Inc.’s common stock, as reported by the NYSE and dividends declared per common share. The third quarter figures presented below include information from the date of Domino’s Pizza, Inc.’s IPO through the end of the third quarter.

	High	Low	Dividend Declared
Third quarter (July 13, 2004 – September 5, 2004)	$14.45	$12.75	$-
Fourth quarter (September 6, 2004 – January 2, 2005)	18.65	13.78	0.065

Our Board of Directors declared a quarterly dividend of $0.065 per common share on October 14, 2004 for shareholders of record at the close of business on December 1, 2004. The dividend was paid on December 15, 2004. Our Board of Directors declared a quarterly dividend of $0.10 per common share on February 17, 2005 payable on March 30, 2005 to shareholders of record at the close of business on March 15, 2005.

We presently anticipate continuing the payment of quarterly cash dividends. The actual amount of such dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and certain other factors. There can be no assurance as to the amount of free cash flow that we will generate in future years and, accordingly, dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of our Board of Directors.

The Company made no repurchases of common stock during the fourth quarter of 2004.

As of March 1, 2005, there were approximately 138 registered holders of record of Domino’s Pizza, Inc.’s common stock.

Domino’s, Inc., the wholly-owned subsidiary of Domino’s Pizza, Inc., had 3,000 authorized shares of common stock, par value $0.01 per share, of which 10 were issued and outstanding. All 10 shares of Domino’s, Inc. were held by Domino’s Pizza, Inc. There were no equity securities sold by Domino’s, Inc. during the period covered by this report. There is no established public trading market for Domino’s, Inc.’s common stock.

Item 6. Selected Financial Data.

The selected financial data set forth below should be read in conjunction with, and is qualified by reference to, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes included in this Form 10-K. The selected financial data below, with the exception of store counts and same store sales growth, have been derived from the audited consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. These historical data are not necessarily indicative of results to be expected for any future period.

	Fiscal year ended

(dollars in millions, except per share data)	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003 (6)	January 2, 2005 (7)
Income statement data:
Revenues:
Domestic Company-owned stores	$378.0	$362.2	$376.5	$375.4	$382.5
Domestic franchise	120.6	134.2	140.7	144.5	155.0
Domestic stores	498.6	496.4	517.2	519.9	537.5
Domestic distribution	604.1	691.9	676.0	717.1	792.0
International	63.4	70.0	81.8	96.4	117.0
Total revenues	1,166.1	1,258.3	1,275.0	1,333.3	1,446.5
Cost of sales	868.1	944.5	945.8	997.7	1,092.8
Operating margin	298.0	313.8	329.2	335.6	353.7
General and administrative expense (1)	185.6	186.7	171.4	176.1	182.3
Income from operations	112.4	127.1	157.8	159.5	171.4
Interest income	4.1	1.8	0.5	0.4	0.6
Interest expense	(75.8)	(68.4)	(60.3)	(74.7)	(61.1)
Other	0.9	(0.2)	(1.8)	(22.7)	(10.8)
Income before provision for income taxes	41.5	60.3	96.2	62.4	100.1
Provision for income taxes	16.2	23.5	35.7	23.4	37.8
Net income	$25.3	$36.8	$60.5	$39.0	$62.3
Net income (loss) available to common stockholders (2)	$10.8	$20.7	$43.0	$(4.0)	$62.3
Earnings (loss) per share:
Class L – basic	$8.59	$9.67	$10.97	$10.26	$5.57
Class L – diluted	8.58	9.65	10.96	10.25	5.57
Common stock – basic	$(0.62)	$(0.45)	$0.10	$(1.26)	$0.85
Common stock – diluted	(0.62)	(0.45)	0.09	(1.26)	0.81

Dividends declared per share (3)	-	-	-	-	$0.065

Balance sheet data (at end of period):
Cash and cash equivalents	$41.9	$59.0	$25.5	$46.4	$40.4
Working capital	(11.2)	(24.6)	(10.2)	(1.3)	(0.2)
Total assets	386.4	406.4	425.5	452.1	447.3
Total long-term debt, less current portion	664.6	611.5	599.2	941.2	755.4
Total debt	686.1	654.7	602.0	959.7	780.7
Cumulative preferred stock	99.5	99.2	98.0	-	-
Total stockholders’ deficit	(552.8)	(523.9)	(473.4)	(718.0)	(549.9)

	Fiscal year ended

(dollars in millions)	December 31, 2000	December 30, 2001	December 29, 2002	December 28, 2003 (6)	January 2, 2005 (7)
Other financial data:
Depreciation and amortization (1)	$33.6	$33.1	$28.3	$29.8	$31.7
Capital expenditures	37.9	40.6	53.9	29.2	39.8

Same store sales growth (4):
Domestic Company-owned stores	(0.9)%	7.3%	0.0%	(1.7)%	0.1%
Domestic franchise stores	0.1%	3.6%	3.0%	1.7%	2.1%
Domestic stores	0.0%	4.0%	2.6%	1.3%	1.8%

International stores	3.7%	6.4%	4.1%	4.0%	5.9%

Store counts (at end of period):
Domestic Company-owned stores	626	519	577	577	580
Domestic franchise stores (5)	4,192	4,294	4,271	4,327	4,428
Domestic stores	4,818	4,813	4,848	4,904	5,008
International stores	2,159	2,259	2,382	2,523	2,749
Total stores	6,977	7,072	7,230	7,427	7,757

(1)	Included in general and administrative expense is amortization expense related to a covenant not-to-compete with our founder and former majority stockholder of approximately $10.9 million and $5.3 million in 2000 and 2001, respectively.

(2)	Net income (loss) available to common stockholders is comprised of consolidated net income less cumulative preferred stock dividends and cumulative preferred stock accretion amounts.

(3)	We declared a 6.5 cent per share dividend on October 14, 2004, to shareholders of record on December 1, 2004, payable on December 15, 2004. We also paid $188.3 million in dividends to shareholders as part of our recapitalization in 2003.

(4)	Same store sales growth is calculated including only sales from stores that also had sales in the comparable period of the prior year, but excluding sales from certain seasonal locations such as stadiums and concert arenas. International same store sales growth is calculated similarly to domestic same store sales growth. Changes in international same store sales are reported on a constant dollar basis which reflects changes in international local currency sales. The 53rd week in 2004 had no positive or negative impact on same store sales amounts.

(5)	Includes a 51 store reduction as a result of our revised definition of a store in 2001. During 2001, we revised our store definition and excluded from our total store count any retail location that was open less than 52 weeks and had annual sales of less than $100,000 from our total store count. Although these units are no longer included in our store counts, revenues and profits generated from these units are recognized in our operating results. The 2000 store count information has not been adjusted to reflect this change in store count methodology.

(6)	In connection with our recapitalization in 2003, Domino’s, Inc. issued and sold $403.0 million aggregate principal amount at maturity of senior subordinated notes at a discount resulting in gross proceeds of $400.1 million and borrowed $610.0 million in term loans. We used the proceeds from the senior subordinated notes, borrowings from the term loans and cash from operations to retire $206.7 million principal amount of the then outstanding senior subordinated notes plus accrued interest and bond tender fees for $236.9 million, repay all amounts outstanding under the previous senior credit facility, redeem all of our outstanding preferred stock for $200.5 million and pay a dividend on our outstanding common stock of $188.3 million. Additionally, we expensed $15.7 million of related general and administrative expenses, comprised of compensation expenses, wrote-off $15.6 million of deferred financing costs to interest expense and expensed $20.4 million of bond tender fees in other expense. Total recapitalization related expenses were $51.7 million (pre-tax). We also recorded a $20.4 million deferred financing cost asset.

(7)	In connection with our IPO completed on July 16, 2004, Domino’s Pizza, Inc. issued and sold 9,375,000 shares resulting in net proceeds to us of approximately $119.6 million. These net proceeds were used to redeem, at a premium plus accrued interest, approximately $109.1 million aggregate principal amount of Domino’s, Inc. 8 1/4% senior subordinated notes. Immediately following the closing of the IPO, we had 68,653,626 shares of common stock outstanding. Additionally, in connection with the IPO, we used general funds to, among other things, distribute $16.9 million to our founder and former majority shareholder and his spouse for full payment of contingent notes then outstanding and pay $10.0 million to an affiliate of our principal stockholder, in connection with the termination of its management agreement with us, which was recorded in general and administrative expense. Additionally, the 2004 fiscal year includes 53 weeks, while the 2000 through 2003 fiscal years each include 52 weeks.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Our fiscal year typically includes 52 weeks, comprised of three twelve week quarters and one sixteen week quarter. Every five or six years our fiscal year includes an extra (or 53rd) week. Fiscal 2004 consisted of 53 weeks, while fiscal 2002 and fiscal 2003 consisted of 52 weeks.

We are the number one pizza delivery company in the United States with a 19.5% share based on reported consumer spending. We also have a leading international presence. We operate through a network of 601 Company-owned stores, substantially all of which are in the United States, and 7,156 franchise stores located in all 50 states and in more than 50 countries. In addition, we operate 18 regional dough manufacturing and distribution centers in the contiguous United States as well as eight dough manufacturing and distribution centers outside the contiguous United States.

In 2004, Domino’s Pizza, Inc. completed its initial public offering. As part of the IPO, we issued and sold 9,375,000 shares of common stock resulting in net proceeds to us of approximately $119.6 million. We used a significant amount of these net proceeds to pay down debt. Also in the IPO, existing shareholders sold an aggregate of 14,846,929 shares of common stock. We did not receive any proceeds from the sale of shares by the selling shareholders.

Our financial results are driven largely by changes in retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and distribution revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model and other business strategies. In 2004, global retail sales increased 10.5% as compared to the prior year, boosted by the 53rd week in 2004, which accounted for approximately 2 percentage points of the increase.

We earn a significant portion of our income from our franchisees through royalty payments and distribution earnings as well as earnings from our Company-owned stores. We believe that the investment performance of our stores to their owners, which we refer to as store economics, benefits from the relatively small investment required to own and operate a Domino’s pizza store. We believe these favorable investment requirements, coupled with a strong brand message supported by significant advertising spending, as well as high-quality and focused menu offerings, drive store economics, which, in turn, drive same store sales growth and demand for new stores. We pay particular attention to the store economics of both our Company-owned and franchise stores.

We are highly leveraged as the result of recapitalizations in 1998 and 2003. Since 1998, a large portion of our cash flows provided from operations has been used to make principal and interest payments on our indebtedness. We subsequently amended our senior secured credit facility to provide for reduced principal payments in the earlier years of the credit facility, exclusive of excess cash flow sweep provisions as more fully described in the “Liquidity and capital resources” section included in this “Management’s discussion and analysis of financial condition and results of operations” section. Our senior subordinated notes require no principal payments until maturity in 2011. As of January 2, 2005, consolidated long-term debt was $780.7 million. We have decreased our total leverage ratio (total debt divided by total segment income) from 4.7x to 3.6x over the past year as a result of strong operating cash flows and proceeds from the IPO.

We devote significant attention to our brand-building efforts, which is evident in our system’s estimated $1.3 billion of domestic advertising spending over the past five years and our frequent designation as a MegaBrand by Advertising Age. We plan on continuing to build our brand by satisfying customers worldwide with our pizza delivery offerings and by continuing to invest significant amounts in the advertising and marketing of the Domino’s Pizza® brand.

Our revenues have increased over the past three years as a result of higher store counts, increases in same store sales and increases in distribution sales. Worldwide store counts have increased from 7,072 at the beginning of 2002 to 7,757 at the end of 2004. This growth in store counts can be attributed to the growing global acceptance of our brand and our pizza delivery concept as well as the economics inherent in our system which attracts new franchisees and encourages existing franchisees to grow their business. Domestic same store sales increased 2.6%, 1.3% and 1.8% in 2002, 2003 and 2004, respectively. International same store sales increased 4.1%, 4.0% and 5.9%, respectively. The consistent domestic same store sales increases have been a result of several new products (Domino’s Philly Cheese Steak Pizza and Domino’s Doublemelt™) as well as strong promotional activities. Internationally, same stores sales growth continues to result from the overall acceptance of delivered pizza around the globe.

Income from operations has increased from $157.8 million in 2002 to $171.4 million in 2004. This growth in income from operations was primarily the result of increases in store counts and same store sales, related profits from distribution center operations and the positive effect of lowering our general and administrative costs as a percentage of consolidated revenues due to management’s continued focus on controlling overhead costs.

Net income increased from $60.5 million in 2002 to $62.3 million in 2004. The 2004 net income amount included $22.7 million of pre-tax expenses incurred in connection with our IPO.

Critical accounting policies and estimates

The following discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires our management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, our management evaluates its estimates, including those related to revenue recognition, allowance for uncollectible receivables, long-lived and intangible assets, insurance and legal matters and income taxes. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates. Changes in our estimates could materially impact our results of operations and financial condition for any particular period. We believe that our most critical accounting policies are:

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

Long-lived and intangible assets. We record long-lived assets, including property, plant and equipment and capitalized software, at cost. For acquisitions of franchise operations, we estimate the fair values of the assets and liabilities acquired based on physical inspection of assets, historical experience and other information available to us regarding the acquisition. We depreciate and amortize long-lived assets using useful lives determined by us based on historical experience and other information available to us. We review long-lived assets for impairment when events or circumstances indicate that the related amounts might be impaired. We perform related impairment tests on a market level basis for Company-owned stores. At January 2, 2005, we determined that our long-lived assets were not impaired. However, if our future operating performance were to deteriorate, we may be required to recognize an impairment charge.

We evaluate goodwill for impairment by comparing the fair value of our reporting units to their carrying values. A significant portion of our goodwill relates to acquisitions of domestic franchise stores and is included in our domestic stores segment. At January 2, 2005, the fair value of our Company-owned stores exceeded its recorded carrying value, including the related goodwill. However, if the future performance of our domestic Company-owned stores were to deteriorate, we may be required to recognize a goodwill impairment charge.

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

For certain periods prior to December 1998 and for periods after December 2001, we maintain insurance coverage for workers’ compensation, general liability and owned and non-owned auto liability under insurance policies requiring payment of a deductible for each occurrence up to between $500,000 and $3.0 million, depending on the policy year and line of coverage. The related insurance reserves are determined using actuarial estimates, which are based on historical information along with assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term which could result in an increase or decrease in the related expense in future periods.

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

Same Store Sales Growth

The following is a summary of our same store sales growth for 2002, 2003 and 2004.

	2002	2003	2004
Domestic Company-owned stores	0.0%	(1.7)%	0.1%
Domestic franchise stores	3.0%	1.7%	2.1%
Domestic stores	2.6%	1.3%	1.8%

International stores (constant dollar)	4.1%	4.0%	5.9%

Store Growth Activity

The following is a summary of our store growth activity for fiscal 2002, 2003 and 2004.

	Domestic Company-owned Stores	Domestic Franchise	Domestic Stores	International Stores	Total
Store count at December 30, 2001	519	4,294	4,813	2,259	7,072

Openings	5	140	145	220	365
Closings	(16)	(94)	(110)	(97)	(207)
Transfers	69	(69)	-	-	-
Store count at December 29, 2002	577	4,271	4,848	2,382	7,230

Openings	5	127	132	224	356
Closings	(4)	(72)	(76)	(83)	(159)
Transfers	(1)	1	-	-	-
Store count at December 28, 2003	577	4,327	4,904	2,523	7,427

Openings	5	165	170	263	433
Closings	(1)	(65)	(66)	(37)	(103)
Transfers	(1)	1	-	-	-
Store count at January 2, 2005	580	4,428	5,008	2,749	7,757

Income Statement Data

The following tables set forth income statement data expressed in dollars and as a percentage of revenues for 2002, 2003 and 2004.

(dollars in millions)	2002		2003		2004
Domestic Company-owned stores	$376.5		$375.4		$382.5
Domestic franchise	140.7		144.5		155.0
Domestic distribution	676.0		717.1		792.0
International	81.8		96.4		117.0
Total revenues	1,275.0	100.0%	1,333.3	100.0%	1,446.5	100.0%

Domestic Company-owned stores	295.0		302.0		313.6
Domestic distribution	604.4		643.6		718.9
International	46.4		52.1		60.3
Cost of sales	945.8	74.2%	997.7	74.8%	1,092.8	75.6%

General and administrative	171.4	13.4%	176.1	13.2%	182.3	12.6%
Income from operations	157.8	12.4%	159.5	12.0%	171.4	11.8%
Interest expense, net	59.8	4.7%	74.3	5.6%	60.5	4.2%
Other	1.8	0.2%	22.7	1.7%	10.8	0.7%
Income before provision for income taxes	96.2	7.5%	62.4	4.7%	100.1	6.9%
Provision for income taxes	35.7	2.8%	23.4	1.8%	37.8	2.6%
Net income	$60.5	4.7%	$39.0	2.9%	$62.3	4.3%

2004 compared to 2003

(tabular amounts in millions, except percentages)

Revenues. Revenues include retail sales by Company-owned stores, royalties from domestic and international franchise stores and sales of food, equipment and supplies by our distribution centers to certain domestic and international franchise stores.

Consolidated revenues increased $113.2 million or 8.5% in 2004 to $1,446.5 million, from $1,333.3 million in 2003. This increase in revenues was due primarily to increases in revenues as a result of higher retail sales, increases in commodity prices and the effect of the 53rd week in 2004. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of retail sales from domestic Company-owned store operations and royalties from retail sales at domestic franchise stores, as summarized in the following table.

	2003		2004
Domestic Company-owned stores	$375.4	72.2%	$382.5	71.2%
Domestic franchise	144.5	27.8%	155.0	28.8%
Total domestic stores revenues	$519.9	100.0%	$537.5	100.0%

Domestic stores revenues increased $17.6 million or 3.4% to $537.5 million in 2004, from $519.9 million in 2003. This increase was due primarily to a 1.8% increase in same store sales, an increase in total domestic store counts and the inclusion of the 53rd week in 2004. These results are more fully described below.

Domestic Company-owned stores. Revenues from domestic Company-owned store operations increased $7.1 million or 1.9% to $382.5 million in 2004, from $375.4 million in 2003. This increase was due to the inclusion of the 53rd week in fiscal 2004. Same store sales for domestic Company-owned stores increased 0.1% in 2004 compared to 2003. There were 577 and 580 domestic Company-owned stores in operation as of December 28, 2003 and January 2, 2005, respectively.

Domestic franchise. Revenues from domestic franchise operations increased $10.5 million or 7.3% to $155.0 million in 2004, from $144.5 million in 2003. This increase was due primarily to an increase in same store sales and an increase in the average number of domestic franchise stores open during 2004. Additionally, domestic franchise revenues were positively impacted by approximately $3.0 million due to the inclusion of the 53rd week in fiscal 2004. Same store sales for domestic franchise stores increased 2.1% in 2004 compared to 2003. There were 4,327 and 4,428 domestic franchise stores in operation as of December 28, 2003 and January 2, 2005, respectively.

Domestic distribution. Revenues from domestic distribution operations increased $74.9 million or 10.5% to $792.0 million in 2004, from $717.1 million in 2003. This increase was due primarily to an increase in volumes relating to increases in domestic franchise retail sales and a market increase in overall food prices, primarily cheese. Cheese prices favorably impacted revenues by approximately $44.4 million in 2004. Additionally, domestic distribution revenues were positively impacted by approximately $16.7 million due to the inclusion of the 53rd week in fiscal 2004.

International. Revenues from international operations increased $20.6 million or 21.4% to $117.0 million in 2004, from $96.4 million in 2003. This increase was due primarily to an increase in same store sales, an increase in the average number of international stores open during 2004 and a related increase in revenues from our international distribution operations. Additionally, international revenues were positively impacted by approximately $2.5 million due to the inclusion of the 53rd week in fiscal 2004. On a constant dollar basis, same store sales increased 5.9% in 2004 compared to 2003. On a historical dollar basis, same store sales increased 11.5% in 2004 compared to 2003, reflecting a generally weaker U.S. dollar in those markets in which we compete. There were 2,523 and 2,749 international stores in operation as of December 28, 2003 and January 2, 2005, respectively.

Cost of sales / Operating margin. Consolidated cost of sales is comprised primarily of Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $18.1 million or 5.4% to $353.7 million in 2004, from $335.6 million in 2003, as summarized in the following table.

	2003		2004
Consolidated revenues	$1,333.3	100.0%	$1,446.5	100.0%
Consolidated cost of sales	997.7	74.8%	1,092.8	75.6%
Consolidated operating margin	$335.6	25.2%	$353.7	24.4%

The $18.1 million increase in consolidated operating margin was due primarily to increases in royalties resulting from higher retail sales at both our domestic and international franchise stores, offset in part by decreases in the operating margin from both our domestic Company-owned store and domestic distribution operations. Franchise revenues do not have a cost of sales component and, as a result, increases in related franchise revenues have a disproportionate effect on the consolidated operating margin.

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

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $4.5 million or 6.2% to $68.9 million in 2004, from $73.4 million in 2003, as summarized in the following table.

	2003		2004
Revenues	$375.4	100.0%	$382.5	100.0%
Cost of sales	302.0	80.4%	313.6	82.0%
Store operating margin	$73.4	19.6%	$68.9	18.0%

The $4.5 million decrease in the domestic Company-owned store operating margin is primarily due to a $2.4 million adjustment related to a correction in accounting for leases, as well as increases in food and occupancy costs. Additionally, the domestic Company-owned store operating margin was positively impacted by approximately $2.4 million due to the inclusion of the 53rd week in 2004.

As a percentage of store revenues, food costs increased 1.2 percentage points to 28.5% in 2004, from 27.3% in 2003, due primarily to a market increase in food prices, principally cheese. The cheese block price per pound averaged $1.64 in 2004 compared to $1.31 in 2003. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, increased 0.7 percentage points to 11.9% in 2004, from 11.2% in 2003. The 0.7 percentage point increase in occupancy costs was due to an increase in rent expense as a result of the Company’s correction in accounting for leases. As a percentage of store revenues, labor costs decreased 0.2 percentage points to 29.9% in 2004, from 30.1% in 2003. Additionally, the domestic Company-owned store operating margin as a percentage of store revenues was positively impacted by approximately 0.3 percentage points due to the inclusion of the 53rd week in 2004.

Domestic distribution. The domestic distribution operating margin decreased $0.3 million or 0.5% to $73.1 million in 2004, from $73.4 million in 2003, as summarized in the following table.

	2003		2004
Revenues	$717.1	100.0%	$792.0	100.0%
Cost of sales	643.6	89.8%	718.9	90.8%
Distribution operating margin	$73.4	10.2%	$73.1	9.2%

The $0.3 million decrease in the domestic distribution operating margin was due primarily to increases in labor, delivery costs and insurance as well as a $0.8 million adjustment related to a correction in accounting for leases. These decreases were offset in part by increases in volumes and efficiencies in the areas of operations and purchasing. Additionally, the domestic distribution operating margin was positively impacted by approximately $1.4 million due to the inclusion of the 53rd week in 2004.

As a percentage of distribution revenues, our distribution operating margin decreased primarily as a result of rising food prices, including cheese, offset in part by the aforementioned increase in volumes, and operational and purchasing efficiencies. Increases in certain food prices, including cheese, have a negative effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had the 2004 cheese prices been in effect during 2003, the domestic distribution operating margin as a percentage of domestic distribution revenues would have been approximately 9.6% for 2003, resulting in a domestic distribution operating margin decrease of 0.4 percentage points in 2004. Additionally, the domestic distribution operating margin as a percentage of distribution revenues was not significantly impacted by the inclusion of the 53rd week in 2004.

General and administrative expenses. General and administrative expenses increased $6.2 million or 3.5% to $182.3 million in 2004, from $176.1 million in 2003. As a percentage of total revenues, general and administrative expenses decreased 0.6 percentage points to 12.6% in 2004, from 13.2% in 2003. General and administrative expenses were negatively impacted by a $10.0 million management agreement termination fee paid to an affiliate in connection with the Company’s IPO, as well as a $3.8 million year-over-year decrease in gains on the sale/disposal of assets. In addition, the Company recognized a credit of $1.7 million in 2003 relating to the collection of a previously fully reserved note receivable. General and administrative expenses were also negatively impacted by higher office rents and approximately $2.6 million of additional general and administrative expenses, primarily labor and advertising, due to the inclusion of the 53rd week in 2004. Offsetting these increases in general and administrative expenses was approximately $15.7 million of expenses incurred in connection with the Company’s June 2003 recapitalization.

Interest expense. Interest expense decreased $13.6 million or 18.2% to $61.1 million in 2004, from $74.7 million in 2003. This decrease was due primarily to lower effective borrowing rates, which more than offset an increase in average outstanding borrowings. The average outstanding debt balance, excluding capital lease obligations, increased $94.9 million to $880.4 million in the fiscal 2004, from $785.5 million in 2003. Our effective borrowing rate decreased 0.9 percentage points to 5.8% in 2004, from 6.7% in 2003. Additionally, interest expense was positively impacted by approximately $15.6 million of financing costs that were written-off in connection with the Company’s recapitalization in 2003, offset in part by the write-off of approximately $3.7 million of financing costs and bond discount in connection with the retirement of $109.1 million of senior subordinated notes made in connection with the Company’s initial public offering. Total deferred financing fee and bond discount expense, including the aforementioned amounts, was $20.8 million and $7.8 million in fiscal 2003 and 2004, respectively.

Other. Other expenses decreased $11.9 million to $10.8 million in 2004, from $22.7 million in 2003. The 2004 other amounts were comprised of losses incurred in connection with debt retirements, including $9.0 million incurred as part of the redemption of $109.1 million of our senior subordinated notes in connection with the Company’s IPO. The 2003 other amounts were comprised of losses incurred in connection with debt retirements, including $20.4 million of bond tender fees associated with the Company’s recapitalization in 2003.

Provision for income taxes. Provision for income taxes increased $14.4 million to $37.8 million in 2004, from $23.4 million in 2003. This increase was due primarily to an increase in pre-tax income. The Company’s effective income tax rate increased to 37.75% of pre-tax income in 2004, from 37.5% in 2003.

Summary of IPO expenses. The following table presents total expenses related to our IPO in 2004. These pre-tax expenses, along with the recapitalization expenses incurred in 2003, affect comparability of the 2004 and 2003 income statements.

2004
General and administrative expenses (termination of management agreement)	$10.0
Interest (write-off of deferred financing fees and bond discount)	3.7
Other (bond premium)	9.0
Total IPO expenses	$22.7

2003 compared to 2002

(tabular amounts in millions, except percentages)

Revenues. Consolidated revenues increased $58.3 million or 4.6% in 2003 to $1,333.3 million, from $1,275.0 million in 2002. This increase in revenues was due primarily to increases in revenues from domestic distribution operations and international operations. These increases in revenues are more fully described below.

Domestic stores. Domestic stores revenues are comprised of revenues from domestic Company-owned store operations and domestic franchise store operations, as summarized in the following table.

	2002		2003
Domestic Company-owned stores	$376.5	72.8%	$375.4	72.2%
Domestic franchise	140.7	27.2%	144.5	27.8%
Total domestic stores revenues	$517.2	100.0%	$519.9	100.0%

Domestic stores revenues increased $2.7 million or 0.5% to $519.9 million in 2003, from $517.2 million in 2002. This increase was due primarily to increases in royalty revenues from our franchise stores, offset in part by a decrease in revenues at our Company-owned stores. Same store sales for domestic stores increased 1.3% in 2003 compared to 2002. These results are more fully described below.

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

Domestic distribution. Revenues from domestic distribution operations increased $41.1 million or 6.1% to $717.1 million in 2003, from $676.0 million in 2002. This increase was due primarily to an increase in volumes relating to increases in domestic franchise retail sales and a market increase in overall food prices, primarily cheese. Cheese prices favorably impacted revenues by approximately $15.5 million in 2003.

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

Cost of sales / Operating margin. The consolidated operating margin increased $6.4 million or 1.9% to $335.6 million in 2003, from $329.2 million in 2002, as summarized in the following table.

	2002		2003
Consolidated revenues	$1,275.0	100.0%	$1,333.3	100.0%
Consolidated cost of sales	945.8	74.2%	997.7	74.8%
Consolidated operating margin	$329.2	25.8%	$335.6	25.2%

The $6.4 million increase in consolidated operating margin was due primarily to increases in the operating margin from both our domestic franchise operations and our international operations, offset in part by a decrease in our domestic Company-owned store operating margin.

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

Domestic Company-owned stores. The domestic Company-owned store operating margin decreased $8.2 million or 10.0% to $73.4 million in 2003, from $81.6 million in 2002, as summarized in the following table.

	2002		2003
Revenues	$376.5	100.0%	$375.4	100.0%
Cost of sales	295.0	78.3%	302.0	80.4%
Store operating margin	$81.6	21.7%	$73.4	19.6%

The $8.2 million decrease in the domestic Company-owned store operating margin is primarily due to increases in food and occupancy costs.

As a percentage of store revenues, food costs increased 1.1 percentage points to 27.3% in 2003, from 26.2% in 2002, due primarily to a market increase in food prices, including cheese. The cheese block price per pound averaged $1.31 in 2003 compared to $1.19 in 2002. As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and other related costs, including depreciation and amortization, increased 0.9 percentage points to 11.2% in 2003, from 10.3% in 2002. This increase in occupancy costs was due primarily to an increase in depreciation as a result of recent investments in our stores including the implementation of a new point-of-sale system. As a percentage of store revenues, labor costs remained relatively flat, decreasing 0.1 percentage points to 30.1% in 2003, from 30.2% in 2002.

Domestic distribution. The domestic distribution operating margin increased $1.8 million or 2.5% to $73.4 million in 2003, from $71.6 million in 2002, as summarized in the following table.

	2002		2003
Revenues	$676.0	100.0%	$717.1	100.0%
Cost of sales	604.4	89.4%	643.6	89.8%
Distribution operating margin	$71.6	10.6%	$73.4	10.2%

The $1.8 million increase in the domestic distribution operating margin was due primarily to increases in volumes and efficiencies in the areas of operations and purchasing.

As a percentage of distribution revenues, our distribution operating margin decreased primarily as a result of rising food prices, including cheese, offset in part by the aforementioned increase in volumes, and operational and purchasing efficiencies. Increases in certain food prices, including cheese, have a negative effect on the distribution operating margin due to the fixed dollar margin earned by domestic distribution on certain food items, including cheese. Had the 2003 cheese prices been in effect during 2002, the domestic distribution operating margin as a percentage of domestic distribution revenues would have been approximately 10.4% for 2002, resulting in a domestic distribution operating margin decrease of 0.2 percentage points in 2003.

General and administrative expenses. General and administrative expenses increased $4.7 million or 2.8% to 176.1 million in 2003, from $171.4 million in 2002. As a percentage of total revenues, general and administrative expenses decreased 0.2 percentage points to 13.2% in 2003, from 13.4% in 2002. This increase in total general and administrative expenses was due primarily to a $12.2 million increase in labor, offset in part by a $5.5 million decrease in net losses on sale/disposal of assets in 2003. The increase in general and administrative labor was due primarily to $15.7 million of compensation expenses incurred as part of our recapitalization in June 2003. The decrease in net losses on sales/disposal of assets was due primarily to $5.3 million of certain capitalized software costs expensed in 2002.

Interest expense. Interest expense increased $14.4 million or 23.8% to $74.7 million in 2003, from $60.3 million in 2002. This increase was due primarily to a $15.6 million write-off of financing fees in connection with our recapitalization in June 2003. Total deferred financing fee expense, including the aforementioned amount, was $10.0 million and $20.8 million in fiscal 2002 and 2003, respectively. The increase in total interest expense was also due in part to higher average debt levels compared to 2002, offset in part by a reduction in our overall borrowing rates, primarily as a result of our recapitalization in June 2003. The average outstanding debt balance, excluding capital lease obligations, increased $162.6 million to $785.5 million in fiscal 2003, from $622.9 million in 2002. Our effective borrowing rate decreased 1.2 percentage points to 6.7% in 2003, from 7.9% in 2002.

Other. Other expenses increased $20.9 million to $22.7 million in 2003, from $1.8 million in 2002. This increase was due primarily to $20.4 million of bond tender fees expensed as part of our recapitalization in June 2003.

Provision for income taxes. Provision for income taxes decreased $12.3 million to $23.4 million in 2003, from $35.7 million in 2002. This decrease was due primarily to a decrease in pre-tax income. The Company’s effective income tax rate increased to 37.5% of pre-tax income in 2003, from 37.1% in 2002.

Summary of recapitalization expenses. The following table presents total recapitalization-related expenses for 2003. These pre-tax expenses affect comparability of the 2003 and 2002 income statements.

2003
General and administrative expenses (compensation expenses)	$15.7
Interest (write-off of deferred financing fees)	15.6
Other (bond tender fees)	20.4
Total recapitalization-related expenses	$51.7

Liquidity and capital resources

As of January 2, 2005, we had negative working capital of $0.2 million and cash and cash equivalents of $40.4 million. Historically, we have operated with minimal positive working capital or negative working capital primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale, and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay long-term debt, pay dividends and invest in long-term assets, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We have historically funded capital expenditures and debt repayments from cash flows from operations and expect to in the future. We did not have any material commitments for capital expenditures as of January 2, 2005.

As of January 2, 2005, we had $780.7 million of long-term debt, of which $25.3 million was classified as a current liability. During 2004, there were no borrowings under our revolving credit facility. Letters of credit issued under our $125.0 million revolving credit facility were $25.5 million. These letters of credit are primarily related to our insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

Cash provided by operating activities was $113.5 million and $103.2 million in 2004 and 2003, respectively. The $10.3 million increase was due primarily to a $23.3 million increase in net income and a $3.8 million decrease in gains on the sale/disposal of assets. These increases were offset in part by a $12.9 million decrease in amortization of deferred financing costs and debt discount and a $5.4 million net change in operating assets and liabilities.

Cash used in investing activities was $36.3 million and $19.6 million in 2004 and 2003, respectively. The $16.7 million increase was due primarily to a $10.6 million increase in capital expenditures and a $7.9 million decrease in repayments of notes receivable, net. The increase in capital expenditures related to the renovation of our corporate headquarters.

Cash used in financing activities was $83.9 million and $62.9 million in 2004 and 2003, respectively. The $21.0 million increase was due primarily to net cash used in our IPO in 2004 exceeding the net cash used in our recapitalization in 2003. In connection with our IPO in 2004, we received net proceeds from the issuance of common stock of approximately $119.6 million. We used these net proceeds and cash from operations to repurchase approximately $109.1 million of senior subordinated notes, and repay approximately $16.9 million of notes payable to our founder and former majority stockholder and a member of his family. Additionally, during 2004, we repaid approximately $71.6 million of additional debt obligations and paid $4.5 million in dividends to our shareholders. In connection with our recapitalization in 2003, we received proceeds from the issuance of long-term debt of approximately $1.0 billion. We used these proceeds to repay approximately $362.3 million outstanding under our then existing credit facility, repurchase approximately $206.7 million of senior subordinated notes, retire our preferred stock for approximately $200.6 million, pay $188.3 million in dividends to our shareholders and pay approximately $20.0 million of financing fees. During 2003 we also repaid approximately $93.5 million of additional debt obligations.

On June 25, 2003, we consummated a recapitalization transaction whereby Domino’s, Inc. (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility from a consortium of banks (collectively, the “senior secured credit facility”). The senior secured credit facility was subsequently amended primarily to obtain more favorable interest rate margins, to amend the principal amortization schedule, to allow for the repayment of a portion of the senior subordinated notes as part of our IPO in lieu of a required payment under the senior secured credit facility and to permit dividends to our stockholders.

The senior subordinated notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2007, we may, at a price above par, redeem all, but not part, of the senior subordinated notes if a change in control occurs, as defined in the indenture governing the notes. Beginning July 1, 2007, we may redeem some or all of the senior subordinated notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, we will be obligated to repurchase the senior subordinated notes tendered at the option of the holders at a fixed price. Upon a public stock offering, we may use the net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the senior subordinated notes due 2011, provided that at least 60% of the original principal amount of the senior subordinated notes due 2011 remains outstanding immediately following the repurchase. During 2004, we used the net proceeds from our IPO to redeem approximately $109.1 million in principal amount of our senior subordinated notes. The senior subordinated notes are guaranteed by most of Domino’s, Inc.’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The senior secured credit facility provides the following credit facilities: a term loan and a revolving credit facility. The aggregate borrowings available under the senior secured credit facility are $735.0 million. The senior secured credit facility provides borrowings of $610.0 million in term loans. The term loan was initially fully borrowed. Term loans outstanding as of January 2, 2005 were $498.0 million. Borrowings under the term loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (5.25% at January 2, 2005) and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.75%, or (ii) LIBOR (2.56% at January 2, 2005) plus an applicable margin of 1.75%. At January 2, 2005, our borrowing rate was 4.31% for term loan borrowings. As of January 2, 2005, all borrowings under the term loan were under a LIBOR contract with an interest period of 90 days.

As of January 2, 2005, the senior secured credit facility requires no term loan principal payments in 2005 and principal payments of $4.8 million, $3.6 million, $4.8 million, $6.0 million and $453.9 million in 2006, 2007, 2008, 2009 and 2010, respectively. The timing of our required payments under the senior secured credit facility may change based upon voluntary prepayments and generation of excess cash flow. We are required to pay between 25% and 75% of the excess cash flow generated. The required percentage is determined once a year and is based on our leverage ratio at the end of the preceding year. Excess cash flow is calculated as (i) earnings before interest, taxes, depreciation and amortization; less (ii) the sum of debt repayments, capital expenditures, cash interest expense, provision for current taxes and certain other adjustments, if any, which have historically included our 2003 recapitalization transaction expenses, comprised of bond tender fees and financing fees, and our 2004 IPO expenses, comprised primarily of the payment made to an affiliate of our former majority stockholder in connection with the termination of its management agreement with us. Total debt is divided by the amount in clause (i) to calculate the leverage ratio. If the leverage ratio is over 4.0, between 4.0 and 2.75 or less than 2.75, we are obligated to pay 75%, 50% or 25% of the excess cash flows amounts generated, respectively. The required percentage for fiscal 2004 to be paid in 2005 was 50%. However, no payment is required in 2005 because there is no excess cash flow as calculated as we voluntarily prepaid a significant amount of term loans during the year. Upon a public stock offering, we are required to pay down the term loan in an amount equal to 50% of the net proceeds of such offering.

In connection with our IPO, we amended our senior secured credit facility and obtained consent under the facility to permit the use of proceeds described in our offering prospectus filed with the Securities and Exchange Commission. The final scheduled principal payment on the outstanding borrowings under the term loan is due in June 2010.

The senior secured credit facility also provides for borrowings of up to $125.0 million under the revolving credit facility, of which up to $60.0 million is available for letter of credit advances. Borrowings under the revolving credit facility (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate and (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon our ratio of indebtedness to EBITDA, as defined. We also pay a 0.50% commitment fee on the unused portion of the revolver. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At January 2, 2005, the fee for letter of credit amounts outstanding was 2.875%. At January 2, 2005, there was $99.5 million in available borrowings under the revolving credit facility, with $25.5 million of letters of credit outstanding. The revolving credit facility expires in June 2009.

Based upon our current level of operations and anticipated growth, we believe that the cash generated from our operations and amounts available under our revolving credit facility will be adequate to meet our anticipated debt service requirements, including payments required under the excess cash flow provisions of our senior secured credit facility, capital expenditures and working capital needs for the next several years. We believe that we will be able to meet these obligations even if we experience no growth in sales or profits. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described in Exhibit 99.1 “Risk factors.” There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under our revolving credit facility or otherwise to enable us to service our indebtedness, including our senior secured credit facility and senior subordinated notes, or to make anticipated capital expenditures. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Impact of inflation

We believe that our results of operations are not materially impacted upon moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2002, 2003 or 2004. Severe increases in inflation, however, could affect the global and U.S. economies and could have an adverse impact on our business, financial condition and results of operations.

New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. We are required to adopt SFAS 123R in the first interim period beginning after June 15, 2005, which for us is the third fiscal quarter of 2005. We are assessing SFAS 123R and have not determined the impact that adoption of SFAS 123R will have on our results of operations.

In December 2003, the FASB issued a revised interpretation of FASB Interpretation 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (FIN 46R). FIN 46R requires the consolidation of a variable interest entity by an enterprise if the enterprise is determined to be the primary beneficiary, as defined in FIN 46R. We adopted FIN 46R during 2004 and its adoption did not have a material effect on our results of operations or financial condition.

Contractual obligations

The following is a summary of our significant contractual obligations at January 2, 2005.

(dollars in millions)	2005	2006	2007	2008	2009	Thereafter	Total
Long-term debt, including current portion (1)	$25.1	$4.9	$3.6	$4.8	$6.0	$727.9	$772.3
Capital lease	0.7	0.7	0.7	0.7	0.7	6.3	10.0
Operating leases (2)	35.8	29.3	24.9	20.7	16.2	52.5	179.4

(1)	The long-term debt contractual obligations included above differ from the long-term debt amounts reported in our consolidated financial statements as the above amounts do not include the effect of debt discounts of approximately $1.6 million at January 2, 2005 and the fair value of our fair value derivatives, which was an asset of $4.0 million at January 2, 2005. Additionally, the principal portion of the capital lease obligation amounts above, which totaled $5.9 million at January 2, 2005, are classified as debt in our consolidated financial statements. The above long-term debt amounts do not include interest.

(2)	We lease certain retail store and distribution center locations, distribution vehicles, various equipment and our World Resource Center, which is our corporate headquarters, under leases with expiration dates through 2019.

We may be required to purchase the Domino’s, Inc. senior subordinated notes upon a change of control, as defined in the indenture governing those notes. As of January 2, 2005, there was $273.9 million in aggregate principal amount of senior subordinated notes outstanding, not including a related $1.6 million discount.

Off-balance sheet arrangements

As part of our recapitalization in 1998, we and our subsidiaries entered into a management agreement with Bain Capital Partners VI, L.P., an affiliate of our principal stockholder, to provide specified management services. We were committed to pay an amount not to exceed $2.0 million per year, excluding out-of-pocket expenses on an ongoing basis for management services as defined in the management agreement. In connection with our IPO in 2004, we terminated the management agreement in exchange for a payment to Bain Capital Partners VI, L.P. of $10.0 million. The Company expensed a total of $11.0 million in 2004 relating to this management agreement. We have no further obligation under this agreement.

As part of our recapitalization in 1998, we were contingently liable to pay our former majority stockholder and his wife additional consideration for their shares acquired, in an amount not exceeding approximately $15.0 million under notes payable, plus 8% interest per annum beginning in 2003, in the event our principal stockholders sell a specified percentage of their common stock to an unaffiliated party. In connection with our IPO in 2004, although not required, we prepaid all amounts outstanding under the contingent notes, totaling approximately $16.9 million. We have no further obligation under this agreement.

We are party to letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. Our exposure to credit loss for letters of credit and financial guarantees is represented by the contractual amounts of these instruments. Total conditional commitments under letters of credit and financial guarantees as of January 2, 2005 were $26.3 million and primarily relate to letters of credit for our insurance programs and distribution center leases.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report relating to our anticipated profitability and operating performance are forward-looking and involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these risks and uncertainties are competitive factors, increases in our operating costs, ability to retain our key personnel, our substantial leverage, ability to implement our growth and cost-saving strategies, industry trends and general economic conditions, adequacy of insurance coverage and other factors, all of which are described in this and other filings made with the Securities and Exchange Commission. See Exhibit 99.1 “Risk Factors”. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FORWARD LOOKING STATEMENTS

The matters discussed in this Form 10-K that are forward-looking statements are based on current management expectations that involve substantial risks and uncertainties which could cause actual results to differ materially from the results expressed in, or implied by, these forward-looking statements. These statements can be identified by the fact that they do not relate strictly to historical or current facts. They use words such as “aim,” “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “should,” “will be,” “will continue,” “will likely result,” “would” and other words and terms of similar meaning in conjunction with a discussion of future operating or financial performance. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position or state other “forward-looking” information.

We believe that it is important to communicate our future expectations to our investors. However, there are events in the future that we are not able to accurately predict or control. The factors listed in Exhibit 99.1 “Risk factors,” as well as any cautionary language in this Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Although we believe that our expectations are based on reasonable assumptions, actual results may differ materially from those in the forward looking statements as a result of various factors, including, but not limited to, those described in Exhibit 99.1 “Risk factors.”

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

• Adverse legislation or regulation;

• Adverse legal judgments or settlements;

• Our ability to pay dividends;

• Changes in consumer taste, demographic trends and traffic patterns;

• Changes in foreign currency exchange rates;

• Our ability to sustain or increase historical revenues and profit margins;

• Continuation of certain trends and general economic conditions in the industry; and

• Adequacy of insurance coverage.

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

We are also exposed to market risks from changes in commodity prices. During the normal course of business, we purchase cheese and certain other food products that are affected by changes in commodity prices and, as a result, we are subject to volatility in our food costs. We do not enter into financial instruments to hedge commodity prices. We purchase cheese at market prices, which fluctuate on a daily basis. The cheese block price per pound averaged $1.31 and $1.64 in 2003 and 2004, respectively. The estimated change in Company-owned store food costs from a hypothetical $0.25 change in the average cheese block price per pound would have been approximately $3.8 million in 2004. This hypothetical change in food cost could be positively or negatively impacted by average ticket changes and product mix changes.

Financial derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of reducing volatility relating to our borrowing costs in addition to fulfilling requirements under our debt agreements.

As of January 2, 2005, we were party to two interest rate swap agreements which effectively convert the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to various fixed rates over various terms. We are also party to two interest rate swap agreements which effectively convert a portion of the debt under our senior subordinated notes to variable LIBOR rates over the term of the senior subordinated notes. These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest rate swap	$75.0 million	August 2002 – June 2005	3.25%	LIBOR
Interest rate swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest rate swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest rate swap	$300.0 million	June 2004 – June 2005	1.62%	LIBOR

In 2004, we entered into an additional interest rate swap agreement effectively converting the variable LIBOR component on a portion of our senior secured credit facility term debt to various fixed rates over various terms. The agreement has a notional starting amount of $350.0 million, begins in June 2005, ends in June 2007 and fixes our interest rate at 3.21%. We pay a fixed interest rate under these agreements while the counterparty pays a floating rate.

Interest rate risk

Our variable interest expense is sensitive to changes in the general level of interest rates. As of January 2, 2005, the weighted average interest rate on our $223.0 million of variable interest debt, which is net of related outstanding derivative instruments, was 5.1%.

We had total interest expense of approximately $61.1 million in 2004. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $7.1 million.

Foreign currency exchange rate risk

We have exposure to various foreign currency exchange rate fluctuations for revenues generated by our operations outside the United States, which can adversely impact our net income and cash flows. Approximately 7% and 8% of our revenues in 2003 and 2004, respectively, were derived from sales to customers and royalties from franchisees outside the contiguous United States. This business is conducted in the local currency. We do not enter into financial instruments to manage this foreign currency exchange risk.

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Domino’s Pizza, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholders’ deficit and of cash flows present fairly, in all material respects, the financial position of Domino’s Pizza, Inc. and its subsidiaries (the “Company”) at December 28, 2003 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 23, 2005.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 28, 2003	January 2, 2005

CURRENT ASSETS:
Cash and cash equivalents	$46,391	$40,396
Accounts receivable, net of reserves of $3,869 in 2003 and $4,726 in 2004	64,571	73,138
Inventories	19,480	21,505
Notes receivable, net of reserves of $291 in 2003 and $1,099 in 2004	3,785	1,763
Prepaid expenses and other	16,040	13,555
Advertising fund assets, restricted	30,544	32,817
Deferred income taxes	5,730	6,317

Total current assets	186,541	189,491

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	21,849	23,241
Leasehold and other improvements	61,433	74,922
Equipment	158,286	159,462
Construction in progress	6,133	6,114

	247,701	263,739
Accumulated depreciation and amortization	120,634	126,856

Property, plant and equipment, net	127,067	136,883

OTHER ASSETS:
Investments in marketable securities, restricted	4,155	5,000
Notes receivable, less current portion, net of reserves of $1,840 in 2003 and $1,096 in 2004	1,813	1,413
Deferred financing costs, net of accumulated amortization of $846 in 2003 and $3,503 in 2004	18,847	13,411
Goodwill	23,432	22,955
Capitalized software, net of accumulated amortization of $26,936 in 2003 and $33,369 in 2004	27,197	24,079
Other assets, net of accumulated amortization of $2,087 in 2003 and $1,754 in 2004	11,020	14,419
Deferred income taxes	52,042	39,696

Total other assets	138,506	120,973

Total assets	$452,114	$447,347

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 28, 2003	January 2, 2005

CURRENT LIABILITIES:
Current portion of long-term debt	$18,572	$25,295
Accounts payable	56,928	55,350
Accrued compensation	25,315	25,852
Accrued interest	17,217	10,672
Insurance reserves	9,432	9,778
Advertising fund liabilities	30,544	32,817
Other accrued liabilities	29,794	29,903

Total current liabilities	187,802	189,667

LONG-TERM LIABILITIES:
Long-term debt, less current portion	941,165	755,405
Insurance reserves	15,941	18,039
Other accrued liabilities	25,169	34,116

Total long-term liabilities	982,275	807,560

Total liabilities	1,170,077	997,227

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Class L common stock, par value $0.01 per share; 5,000,000 shares in 2003 and no shares in 2004 authorized; 3,614,466 shares in 2003 and no shares in 2004 issued and outstanding	36	-
Common stock, par value $0.01 per share; 95,000,000 shares in 2003 and 170,000,000 shares in 2004 authorized; 32,705,966 shares in 2003 and 68,686,585 in 2004 issued and outstanding	327	687
Additional paid-in capital	181,897	302,413
Retained deficit	(900,232)	(859,289)
Deferred stock compensation	-	(202)
Accumulated other comprehensive income	9	6,511

Total stockholders’ deficit	(717,963)	(549,880)

Total liabilities and stockholders’ deficit	$452,114	$447,347

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	For the Years Ended

	December 29, 2002	December 28, 2003	January 2, 2005

REVENUES:
Domestic Company-owned stores	$376,533	$375,421	$382,458
Domestic franchise	140,667	144,458	155,030
Domestic distribution	676,018	717,057	792,026
International	81,762	96,386	116,983

Total revenues	1,274,980	1,333,322	1,446,497

COST OF SALES:
Domestic Company-owned stores	294,951	302,009	313,586
Domestic distribution	604,401	643,621	718,937
International	46,403	52,072	60,293

Total cost of sales	945,755	997,702	1,092,816

OPERATING MARGIN	329,225	335,620	353,681

GENERAL AND ADMINISTRATIVE	171,432	176,147	182,302

INCOME FROM OPERATIONS	157,793	159,473	171,379

INTEREST INCOME	537	387	581

INTEREST EXPENSE	(60,321)	(74,678)	(61,068)

OTHER	(1,836)	(22,747)	(10,832)

INCOME BEFORE PROVISION FOR INCOME TAXES	96,173	62,435	100,060

PROVISION FOR INCOME TAXES	35,686	23,398	37,773

NET INCOME	$60,487	$39,037	$62,287

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS – BASIC AND DILUTED	$42,959	$(4,004)	$62,287

EARNINGS (LOSS) PER SHARE:
Class L - basic	$10.97	$10.26	$5.57
Class L - diluted	$10.96	$10.25	$5.57

Common Stock - basic	$0.10	$(1.26)	$0.85
Common Stock - diluted	$0.09	$(1.26)	$0.81

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 29, 2002	December 28, 2003	January 2, 2005

NET INCOME	$60,487	$39,037	$62,287

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	1,082	1,704	1,531
Unrealized gains (losses) on derivative instruments	(10,241)	(1,856)	5,141
Reclassification adjustment for losses included in net income	5,389	6,300	2,828

	(3,770)	6,148	9,500

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	1,795	(1,628)	(2,998)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,975)	4,520	6,502

COMPREHENSIVE INCOME	$58,512	$43,557	$68,789

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Class L Common Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
								Currency Translation Adjustment	Fair Value of Derivative Instruments
	Shares	Amount	Shares	Amount

BALANCE AT DECEMBER 30, 2001	3,668,050	$37	33,157,825	$331	$289,804	$(811,423)	$(153)	$(611)	$(1,925)

Net income	-	-	-	-	-	60,487	-	-	-
Capital contribution	-	-	-	-	521	-	-	-	-
Purchase of common stock	(53,180)	(1)	(628,888)	(6)	(8,739)	-	-	-	-
Accretion of cumulative preferred stock	-	-	-	-	(455)	-	-	-	-
Exercise of stock options	-	-	180,666	2	133	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	317	-	-	-	-
Deferred stock compensation related to stock options	-	-	-	-	1,689	-	(1,689)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	277	-	-
Currency translation adjustment	-	-	-	-	-	-	-	1,082	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	-	-	(6,452)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	3,395

BALANCE AT DECEMBER 29, 2002	3,614,870	36	32,709,603	327	283,270	(750,936)	(1,565)	471	(4,982)

Net income	-	-	-	-	-	39,037	-	-	-
Dividends	-	-	-	-	-	(188,333)	-	-	-
Purchase of common stock	(404)	-	(48,370)	-	(532)	-	-	-	-
Accretion of cumulative preferred stock	-	-	-	-	(33,916)	-	-	-	-
Dividends declared on cumulative preferred stock	-	-	-	-	(68,617)	-	-	-	-
Exercise of stock options	-	-	44,733	-	85	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	134	-	-	-	-
Non-cash compensation expense, including amortization of deferred stock compensation	-	-	-	-	1,473	-	1,565	-	-
Currency translation adjustment	-	-	-	-	-	-	-	1,704	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	-	-	(1,121)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	3,937

BALANCE AT DECEMBER 28, 2003	3,614,466	36	32,705,966	327	181,897	(900,232)	-	2,175	(2,166)

Net income	-	-	-	-	-	62,287	-	-	-
Distributions	-	-	-	-	-	(16,880)	-	-	-
Dividends	-	-	-	-	-	(4,464)	-	-	-
Issuance of common stock, net	-	-	9,391,232	94	119,685	-	-	-	-
Purchase of common stock	(15,321)	-	(4,804)	-	(1,773)	-	-	-	-
Exercise of stock options	14,814	-	276,542	3	1,302	-	-	-	-
Tax benefit related to the exercise of stock options	-	-	-	-	1,276	-	-	-	-
Conversion of Class L common stock into common stock	(3,613,959)	(36)	3,613,959	36	-	-	-	-	-
Reclassification adjustment relating to reincorporation	-	-	22,703,690	227	(227)	-	-	-	-
Deferred stock compensation relating to stock options	-	-	-	-	253	-	(253)	-	-
Amortization of deferred stock compensation	-	-	-	-	-	-	51	-	-
Currency translation adjustment	-	-	-	-	-	-	-	1,531	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	-	-	3,207
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	-	-	1,764

BALANCE AT JANUARY 2, 2005	-	$-	68,686,585	$687	$302,413	$(859,289)	$(202)	$3,706	$2,805

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 29, 2002	December 28, 2003	January 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,487	$39,037	$62,287
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	28,273	29,822	31,705
Provision (benefit) for losses on accounts and notes receivable	(441)	(212)	1,440
(Gains) losses on sale/disposal of assets	2,919	(2,606)	1,194
Provision for deferred income taxes	12,168	7,799	8,761
Amortization of deferred financing costs and debt discount	9,966	20,756	7,808
Non-cash compensation expense	277	3,038	51
Changes in operating assets and liabilities-
Increase in accounts receivable	(2,252)	(7,393)	(8,823)
Decrease (increase) in inventories, prepaid expenses and other	(1,217)	1,001	913
Increase (decrease) in accounts payable and accrued liabilities	(12,977)	7,554	5,682
Increase in insurance reserves	7,263	4,411	2,444

Net cash provided by operating activities	104,466	103,207	113,462

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,931)	(29,161)	(39,763)
Proceeds from sale of property, plant and equipment	719	1,101	834
Acquisitions of franchise operations	(22,157)	(200)	(515)
Repayments of notes receivable, net	3,247	10,423	2,556
Other, net	108	(1,727)	618

Net cash used in investing activities	(72,014)	(19,564)	(36,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	365,000	1,010,090	92
Repayments of long-term debt and capital lease obligation	(417,736)	(662,492)	(180,708)
Cash paid for financing costs	(3,636)	(21,142)	(1,254)
Proceeds from issuance of common stock, net	-	-	119,779
Proceeds from exercise of stock options	135	85	1,305
Purchase of common stock	(8,746)	(532)	(1,773)
Purchase of cumulative preferred stock	(1,645)	(200,557)	-
Distributions	-	-	(16,880)
Dividends	-	(188,333)	(4,464)
Capital contribution	521	-	-

Net cash used in financing activities	(66,107)	(62,881)	(83,903)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	128	178	716

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,527)	20,940	(5,995)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	58,978	25,451	46,391

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$25,451	$46,391	$40,396

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s Pizza, Inc. (DPI), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s, Inc. (Domino’s) and Domino’s wholly-owned subsidiary, Domino’s Pizza LLC. DPI and its wholly-owned subsidiaries (collectively, the Company) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores, (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned distribution centers, and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Merger, Reincorporation and Reverse Stock Split

DPI is the surviving entity of a merger with its former parent company TISM, Inc. (TISM). On May 11, 2004, TISM, a Michigan corporation, reincorporated in Delaware by merging with and into DPI, its wholly-owned subsidiary. The merger is intended to be treated as a reincorporation for U.S. Federal income tax purposes. DPI previously conducted no business activities and was organized solely for the purpose of effecting the reincorporation of TISM in Delaware. In connection with the merger, a two-for-three stock split was consummated for each class of common stock. The financial statements have been retroactively adjusted to give effect to the stock split. There was no other impact of the merger on the financial statements.

Initial Public Offering of Common Stock

DPI completed an initial public offering of its common stock on July 16, 2004 (the IPO). As part of the IPO, DPI issued and sold 9,375,000 shares of common stock resulting in net proceeds to the Company of approximately $119.6 million. Existing DPI stockholders concurrently sold 14,846,929 shares of common stock. The Company did not receive any proceeds from the sale of shares by the selling stockholders. As part of the IPO, the Company used primary proceeds to repay $109.1 million in debt, and used funds generated from operations to terminate the Company’s management agreement with an affiliate of a DPI stockholder and pay in full outstanding contingent notes payable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of DPI and those of Domino’s and Domino’s wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2002 fiscal year ended December 29, 2002; the 2003 fiscal year ended December 28, 2003; and the 2004 fiscal year ended January 2, 2005. The 2002 and 2003 fiscal years consist of fifty-two weeks, while the 2004 fiscal year consists of fifty-three weeks.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at December 28, 2003 and January 2, 2005 are comprised of the following (in thousands):

	2003	2004

Food	$15,886	$18,437
Equipment and supplies	3,594	3,068

Inventories	$19,480	$21,505

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $227,000, $829,000 and $549,000 in 2002, 2003 and 2004, respectively. As of January 2, 2005, scheduled amortization for the next five fiscal years is approximately $527,000, $505,000, $398,000, $380,000 and $336,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease asset as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	10 - 15
Equipment	3 - 12

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Included in land and buildings as of December 28, 2003 and January 2, 2005 is a net capital lease asset of approximately $6.1 million and $5.7 million, respectively, related to the lease of a distribution center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $19.5 million, $22.9 million and $24.6 million in 2002, 2003 and 2004, respectively.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, an impairment loss is recognized and the asset is written down to its estimated fair value. No long-lived asset impairment losses have been recognized in 2002, 2003 or 2004.

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

In connection with the 2002 Agreement (Note 2), the 2003 Recapitalization and the IPO, the Company expensed financing costs of approximately $4.5 million, $15.6 million and $3.1 million, respectively. Amortization of deferred financing costs, including the aforementioned amounts, was approximately $10.0 million, $20.6 million and $6.7 million in 2002, 2003 and 2004, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. For impairment testing purposes, the Company has determined its reporting units to be its operating segments. The Company has performed its required impairment tests, which are completed in the fourth quarter of each fiscal year, and has not recognized any significant goodwill impairment charges in 2002, 2003 or 2004.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2002, the Company purchased the assets related to 83 Domino’s Pizza stores (the Arizona Stores) from its former franchisee in Arizona using funds generated from operations. The Company paid approximately $21.5 million to acquire the related assets, resulting in approximately $10.6 million of goodwill. This goodwill is expected to be deductible for tax purposes. The results of the Arizona Stores’ operations have been included in the Domestic Stores (Note 10) segment in the consolidated financial statements since the acquisition. The Company also concurrently repurchased approximately $9.1 million in Company stock from its former franchisee in Arizona.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. During 2002, the Company expensed approximately $5.3 million of certain capitalized software costs which is included in general and administrative expense as a loss on disposal of assets. Capitalized software amortization expense was approximately $8.5 million, $6.1 million and $6.6 million in 2002, 2003 and 2004, respectively. As of January 2, 2005, scheduled amortization for the next five fiscal years is approximately $6.0 million, $4.4 million, $3.9 million, $3.8 million and $1.4 million for 2005, 2006, 2007, 2008 and 2009, respectively.

Insurance Reserves

The Company is partially self-insured for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Insurance reserves relating to our retention programs are determined using actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at December 28, 2003 and January 2, 2005 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, store operating expenses, deferred compensation liabilities and, in 2003, liabilities relating to the fair value of derivatives.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency, in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at yearend exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

Revenue Recognition

Domestic Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the contiguous United States and are recognized when the items are delivered to or carried out by customers.

Domestic franchise revenues are primarily comprised of royalties from Domino’s Pizza franchisees with operations in the contiguous United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

Domestic distribution revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the contiguous United States. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

International revenues are primarily comprised of sales of food to, and royalties from, foreign, Alaskan and Hawaiian Domino’s Pizza franchisees, as well as retail sales of food through Company-owned stores in the Netherlands and France. These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores that purchase all of their food from Company-owned distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution (Note 10) segment in the same period as the related revenues and costs are recorded, and were $40.9 million in 2002 and $41.6 million in each of 2003 and 2004.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $36.0 million, $36.6 million and $37.0 million during 2002, 2003 and 2004, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund, Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $11.3 million in each of 2002 and 2003 and $11.4 million in 2004. DNAF also received national advertising contributions from franchisees of approximately $76.5 million, $77.7 million and $83.0 million during 2002, 2003 and 2004, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases with expiration dates through 2019. During 2004, the Company corrected its accounting for leases to conform the lease terms used in calculating straight-line rent expense to the terms used to amortize related leasehold improvements. This correction resulted in the acceleration of rent expense under certain leases that contain fixed escalations in rental payments. The rent expense adjustment related to this correction was approximately $2.8 million and was recognized in the fourth quarter of 2004. Rent expenses, including the aforementioned adjustment, totaled approximately $37.5 million, $38.3 million and $43.9 million during 2002, 2003 and 2004, respectively.

Dividends

During 2003, the Company paid a dividend totaling $188.3 million to shareholders as part of the 2003 Recapitalization. During 2004, the Company declared and paid a dividend totaling $4.5 million, or 6.5 cents per share, to shareholders.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related Statements which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

The Company has entered into two interest rate derivative agreements to effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s term loan debt to various fixed rates, in an effort to reduce the impact of interest rate changes on income. The Company has designated these agreements as cash flow hedges. The Company has also entered into two interest rate derivative agreements to effectively convert the fixed interest rate component of the Company’s senior subordinated debt to variable LIBOR rates over the term of the related debt. The Company has designated these agreements as fair value hedges. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%	LIBOR

Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%

Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%

Interest Rate Swap	$300.0 million	June 2004 – June 2005	1.62%	LIBOR

The Company also entered into an additional interest rate derivative agreement effectively converting the LIBOR component on a portion of its term loan debt to a fixed rate. This derivative agreement has an initial notional amount of $350.0 million, begins in June 2005, ends in June 2007 and fixes the Company’s interest rate at 3.21% while the counterparty pays a variable LIBOR rate.

At December 28, 2003, the fair value of the Company’s cash flow hedges is a net liability of approximately $3.4 million, of which $3.1 million is included in current other accrued liabilities and $320,000 is included in long-term other accrued liabilities. At January 2, 2005, the fair value of the Company’s cash flow hedges is a net asset of approximately $4.5 million, of which $1.7 million is included in prepaid expenses and other and $2.8 million is included in long-term other assets.

At December 28, 2003, the fair value of the Company’s fair value hedges is a net asset of approximately $3.6 million, of which $3.1 million is included in prepaid expenses and other and $536,000 is included in long-term other assets. At January 2, 2005, the fair value of the Company’s fair value hedges is a net asset of approximately $4.0 million, of which $1.6 million is included in prepaid expenses and other and $2.4 million is included in long-term other assets.

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings Per Share” and related guidance, which requires two calculations of earnings per share (EPS) to be disclosed: basic EPS and diluted EPS.

For periods prior to the IPO, the Company calculates EPS information using the two-class method due to the Company’s capital structure in place prior to the IPO and further described in Note 9. Accordingly, EPS information for both Class L common stock and Common Stock are presented for periods prior to the IPO. For periods after the IPO, the Company presents EPS information for Common Stock only as the Class L common stock was converted into Common Stock in connection with the IPO.

The numerator in calculating Class L basic and diluted EPS is the Class L preference amount accrued during the year presented plus, if positive, a pro rata share of an amount equal to consolidated net income less preferred stock dividends, less accretion amounts relating to the redemption value of the Preferred Stock (Note 9) and less the Class L preference amount. The Class L preferential distribution amounts were $39.4 million, $37.1 million and $18.1 million in 2002, 2003 and 2004, respectively.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For periods prior to the IPO, the numerator in calculating Common Stock basic and diluted EPS is an amount equal to consolidated net income less preferred stock dividends, accretion amounts relating to the redemption value of the Preferred Stock, the Class L preference amount and the aforementioned Class L pro rata share amount, if any. For periods after the IPO, the numerator in calculating Common Stock basic and diluted EPS is consolidated net income.

The denominator in calculating Class L basic EPS and Common Stock basic EPS are the weighted average shares outstanding for each respective class of shares. The denominator in calculating Class L diluted EPS and Common Stock diluted EPS includes the additional dilutive effect of outstanding stock options. The denominator in calculating the 2003 Common Stock diluted EPS does not include 3,354,490 stock options as their inclusion would be anti-dilutive.

The computation of basic and diluted earnings per common share is as follows (in thousands, except share and per share amounts):

	2002	2003	2004
Net income	$60,487	$39,037	$62,287

Less-
Accumulated preferred stock dividends	(17,073)	(9,125)	-
Accretion amounts relating to the redemption value of preferred stock	(455)	(33,916)	-

Net income (loss) available to common stockholders - basic and diluted	$42,959	$(4,004)	$62,287

Allocation of net income (loss) to common stockholders:
Class L	$39,754	$37,080	$20,138
Common Stock	$3,205	$(41,084)	$42,149

Weighted average number of common shares:
Class L	3,622,930	3,614,629	3,613,991
Common Stock	32,767,099	32,707,435	49,606,144

Earnings (loss) per common share – basic:
Class L	$10.97	$10.26	$5.57
Common Stock	$0.10	$(1.26)	$0.85

Diluted weighted average number of common shares:
Class L	3,628,126	3,618,258	3,617,371
Common Stock	35,623,365	32,707,435	52,170,542

Earnings (loss) per common share – diluted:
Class L	$10.96	$10.25	$5.57
Common Stock	$0.09	$(1.26)	$0.81

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Options

The Company accounts for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company is required to adopt SFAS 123R in the first interim period beginning after June 15, 2005, which for the Company is the third fiscal quarter of 2005. The Company is assessing SFAS 123R and has not determined the impact that adoption of SFAS 123R will have on its results of operations.

In December 2003, the FASB issued a revised interpretation of FASB Interpretation 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (FIN 46R). FIN 46R requires the consolidation of a variable interest entity by an enterprise if the enterprise is determined to be the primary beneficiary, as defined in FIN 46R. The Company adopted FIN 46R during 2004 and its adoption did not have a material effect on the Company’s results of operations or financial condition.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $51.8 million, $49.6 million and $59.8 million during 2002, 2003 and 2004, respectively. Cash paid for income taxes was approximately $24.0 million, $21.1 million and $23.2 million in 2002, 2003 and 2004, respectively.

The Company financed the sale of certain Company-owned stores to franchisees with notes totaling approximately $811,000 during 2002, including $450,000 of notes to a former minority TISM stockholder.

During 2003, the Company entered into a capital lease for one of its distribution center buildings. In connection with this lease, the Company originally recorded a $6.2 million capital lease asset and offsetting lease liability.

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

Reclassifications

Certain amounts from fiscal 2002 and 2003 have been reclassified to conform to the fiscal 2004 presentation.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	FINANCING ARRANGEMENTS

At December 28, 2003 and January 2, 2005, consolidated long-term debt consisted of the following (in thousands):

	2003	2004
2003 Agreement – Term Loan	$538,013	$498,013
Other borrowings	437	410
Capital lease obligation	6,152	5,929
Senior subordinated notes due 2009, 10 3/8%	11,234	-
Senior subordinated notes due 2011, 8 1/4%, net of a $2.7 million and $1.6 million unamortized discount in 2003 and 2004, respectively	400,286	272,303

Total debt	956,122	776,655
Less– current portion	18,572	25,295

Total long-term debt	937,550	751,360
Assets relating to fair value derivatives	3,615	4,045

Consolidated long-term debt	$941,165	$755,405

2002 Agreement

On July 29, 2002, the Company entered into a credit agreement (the 2002 Agreement) with a consortium of banks and used the proceeds to repay borrowings outstanding under a previous credit agreement. The 2002 Agreement provided a $365.0 million term loan and a $100.0 million revolving credit facility.

2003 Recapitalization

On June 25, 2003, the Company consummated a recapitalization transaction (the 2003 Recapitalization) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 (the 2011 Notes) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the 2003 Agreement).

The Company used the proceeds from the 2011 Notes and the 2003 Agreement as well as cash from operations to (i) retire all of its outstanding 10 3/8% senior subordinated notes that were tendered, (ii) repay all amounts outstanding under and cancel the 2002 Agreement, (iii) redeem all of its outstanding preferred stock, (iv) pay a $188.3 million dividend on its outstanding common stock and (v) pay related transaction fees and expenses.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan (the Term Loan) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 2003 Agreement are $735.0 million: $610.0 million under the Term Loan and $125.0 million under the Revolver. The Term Loan was initially fully borrowed. The 2003 Agreement has been amended primarily to obtain more favorable Term Loan interest rate margins, to amend the principal amortization schedule and to allow for the repayment of a portion of the 2011 Notes as part of the IPO in lieu of a required payment under the Term Loan.

Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (5.25% at January 2, 2005) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.75%, or (ii) LIBOR (2.56% at January 2, 2005) plus an applicable margin of 1.75%. At January 2, 2005, the Company’s borrowing rate was 4.31% for Term Loan borrowings and all borrowings under the Term Loan were under a LIBOR contract with an interest period of 90 days. As of January 2, 2005, the 2003 Agreement requires no Term Loan principal payments in 2005 and principal payments totaling $4.8 million, $3.6 million, $4.8 million, $6.0 million and $453.9 million in 2006, 2007, 2008, 2009 and 2010, respectively. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Company’s ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The Company may use up to $60.0 million of the Revolver for letter of credit advances. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At January 2, 2005, the fee for letter of credit amounts outstanding was 2.875%. At January 2, 2005, there are $99.5 million in available borrowings under the Revolver, with $25.5 million of letters of credit outstanding. The Revolver expires in June 2009. All outstanding borrowings under the Revolver are due in June 2009.

Borrowings under the 2003 Agreement are guaranteed by DPI, are jointly and severally guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary, and substantially all of the assets of the Company are pledged as collateral.

The 2003 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage. The 2003 Agreement also restricts the Company’s ability to incur additional indebtedness, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies. Additionally, upon a public offering of stock, the Company is required to pay down the Term Loan in an amount equal to 50% of the net proceeds of such offering.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2011 Notes

The 2011 Notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2007, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the 2011 Notes, provided that at least 60% of the original principal amount of the 2011 Notes remains outstanding immediately following such repurchase. During 2004, the Company repaid $109.1 million of 2011 Notes principal amount using net proceeds from the IPO. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The indenture related to the 2011 Notes restricts the Company from, among other restrictions, incurring additional indebtedness or issuing preferred stock, with certain specified exceptions, unless a minimum fixed charge coverage ratio is met. The Company may pay dividends and make other restricted payments so long as such payments in total do not exceed 50% of the Company’s cumulative net income from December 30, 2002 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

As of January 2, 2005, management estimates the fair value of the 2011 Notes to be approximately $304.0 million. The carrying amounts of the Company’s other debt approximate fair value.

Other

As defined in the 2003 Agreement, an amount not to exceed $75.0 million was made available for the early retirement of 2011 Notes. The Company may also use this basket to repurchase and retire Company common stock in an amount not to exceed $32.5 million. As of January 2, 2005, $55.0 million of this basket remains for future repurchases of 2011 Notes or Company stock. Certain amounts were also available for the early retirement of senior subordinated notes under the Company’s previous credit agreements. In 2002, 2003 and 2004, the Company retired $20.6 million, $20.5 million and $20.0 million, respectively, of its senior subordinated notes through open market transactions using funds generated from operations. These retirements resulted in losses of approximately $1.8 million, $2.3 million and $1.8 million in 2002, 2003 and 2004, respectively, due to purchase prices in excess of carrying value. Additionally, as part of the 2003 Recapitalization, the Company recorded a $20.4 million loss relating to the repurchase and retirement, at a premium, of $206.7 million principal amount of outstanding 10 3/8% senior subordinated notes. As part of the IPO, the Company also recorded a $9.0 million loss relating to the repurchase and retirement, at a premium, of $109.1 million principal amount of 2011 Notes. These amounts are included in other expense in the accompanying statements of income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 2, 2005, maturities of long-term debt and capital lease obligation are as follows, which exclude the $1.6 million unamortized discount on the 2011 Notes and the $4.0 million asset related to fair value derivatives and classifies as current $25.0 million of voluntary term loan payments made in early 2005 (in thousands):

2005	$25,295
2006	5,130
2007	3,932
2008	5,154
2009	6,365
Thereafter	732,376

$778,252

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 2, 2005, the future minimum rental commitments for all non-cancelable leases, which include approximately $47.3 million in commitments to related parties, are as follows (in thousands):

	Operating Leases	Capital Lease	Total
2005	$35,837	$736	$36,573
2006	29,324	736	30,060
2007	24,860	736	25,596
2008	20,697	736	21,433
2009	16,171	736	16,907
Thereafter	52,530	6,322	58,852

Total future minimal rental commitments	$179,419	10,002	$189,421

Less – amounts representing interest		(4,073)

Total principal payable on capital lease		$5,929

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	INCOME TAXES

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2002, 2003 and 2004 are summarized as follow (in thousands):

	2002	2003	2004
Federal income tax provision based on the statutory rate	$33,661	$21,852	$35,021
State and local income taxes, net of related Federal income taxes	1,904	1,215	2,602
Non-resident withholding and foreign income taxes	3,829	4,163	4,757
Foreign tax and other tax credits	(4,506)	(4,962)	(5,439)
Losses attributable to foreign subsidiaries	325	593	451
Utilization of foreign net operating loss carryovers	-	-	(238)
Non-deductible expenses	471	551	615
Other	2	(14)	4

	$35,686	$23,398	$37,773

The components of the 2002, 2003 and 2004 consolidated provision for income taxes are as follows (in thousands):

	2002	2003	2004
Provision for Federal income taxes-
Current provision	$18,685	$9,705	$20,359
Deferred provision	9,918	7,068	8,441
Change in valuation allowance	325	593	213

Total provision for Federal income taxes	28,928	17,366	29,013

Provision for state and local income taxes-
Current provision	1,004	1,731	3,896
Deferred provision	1,925	138	107

Total provision for state and local income taxes	2,929	1,869	4,003

Provision for non-resident withholding and foreign income taxes	3,829	4,163	4,757

	$35,686	$23,398	$37,773

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 28, 2003 and January 2, 2005, the significant components of net deferred income taxes are as follows (in thousands):

	2003	2004
Deferred Federal income tax assets-
Depreciation, amortization and asset basis differences	$28,340	$20,675
Covenants not-to-compete	11,623	10,456
Insurance reserves	7,432	8,251
Other accruals and reserves	8,077	8,155
Bad debt reserves	1,806	1,816
Derivatives liability	1,297	-
Foreign net operating loss carryovers	2,534	2,543
Other	1,105	1,332

	62,214	53,228

Valuation allowance on foreign net operating loss carryovers	(2,534)	(2,543)

Total deferred Federal income tax assets	59,680	50,685

Deferred Federal income tax liabilities-
Capitalized software	7,939	8,895
Derivatives asset	-	1,701

Total deferred Federal income tax liabilities	7,939	10,596

Net deferred Federal income tax asset	51,741	40,089

Net deferred state and local income tax asset	6,031	5,924

Net deferred income taxes	$57,772	$46,013

As of December 28, 2003, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total

Deferred tax assets	$5,730	$59,981	$65,711
Deferred tax liabilities	-	(7,939)	(7,939)

Net deferred income taxes	$5,730	$52,042	$57,772

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 2, 2005, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total

Deferred tax assets	$6,317	$50,292	$56,609
Deferred tax liabilities	-	(10,596)	(10,596)

Net deferred income taxes	$6,317	$39,696	$46,013

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. As of January 2, 2005, the Company has approximately $7.3 million of foreign net operating loss carryovers, a portion of which will expire between 2005 through 2007, for which a valuation allowance has been provided.

(5)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of employee contributions per participant, with Company matching contributions limited to 3% of eligible participant compensation. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.4 million, $2.2 million and $2.3 million for 2002, 2003 and 2004, respectively.

The Company has established a nonqualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2002, 2003 or 2004.

In connection with the Company’s IPO, the Board of Directors approved two employee stock purchase plans, a market based plan and a discount plan. Under the market based plan, eligible employees may deduct up to 15% of their eligible wages to purchase DPI stock at the market price. Under the discount plan, eligible employees may deduct up to 15% of their eligible wages to purchase DPI stock at 85% of the market price of the stock at the purchase date. The discount plan requires employees to hold their purchased DPI stock for one year. There are 1,000,000 shares authorized to be issued under the discount plan. There were 16,232 shares issued under the plan during 2004.

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. The Company’s exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit and financial guarantees as of January 2, 2005 are $26.3 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(7)	RELATED PARTY TRANSACTIONS

Corporate Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority stockholder. The Company renewed this lease for a ten-year term, with two five-year renewal options, beginning in December 2003. Total lease expense related to this lease was approximately $4.5 million in each of 2002 and 2003 and $4.9 million in 2004. Rent expense is recognized on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases” and related guidance.

At January 2, 2005, aggregate future minimum lease commitments under this lease are as follows (in thousands):

2005	$5,261
2006	5,261
2007	5,261
2008	5,261
2009	5,261
Thereafter	21,042

$47,347

Consulting Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Company (the 1998 Recapitalization), the Company entered into a $5.5 million, ten-year consulting agreement with its founder and former majority stockholder. During 2002, the Company and its founder and former majority stockholder mutually agreed to terminate the consulting agreement. The Company paid $2.9 million to effect such termination.

Management Agreement

As part of the 1998 Recapitalization, the Company entered into a management agreement with an affiliate of a DPI stockholder to provide the Company with certain management services. The Company was committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The Company incurred and paid $2.0 million for management services in each of 2002 and 2003. During 2004, the Company paid $10.0 million to terminate the management agreement. Total amounts expensed during 2004 were $11.0 million. These amounts are included in general and administrative expense.

Contingent Notes Payable

The Company was contingently liable to pay its founder and former majority stockholder and a member of his family an amount not exceeding approximately $15.0 million under two notes payable, plus 8% interest per annum beginning in 2003, in the event the majority stockholders of DPI sold a certain percentage of their common stock to an unaffiliated party. As part of the IPO, the Company paid $16.9 million to satisfy in full these contingent notes payable. This payment was recognized as a distribution in the consolidated statement of stockholders’ deficit.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financing Arrangements

As part of the 2002 Agreement, the Company paid approximately $2.3 million of financing costs to an affiliate of a DPI stockholder. As part of the 2003 Recapitalization, the Company paid approximately $7.9 million of financing costs to an affiliate of a DPI stockholder. During 2004, the Company paid an affiliate $1.1 million of financing costs relating to two separate amendments to the 2003 Agreement. A separate affiliate is counterparty to two interest rate derivative agreements with notional amounts totaling $400.0 million. In connection with the IPO, a separate affiliate was paid $7.0 million in underwriting fees.

At December 28, 2003, affiliates of DPI stockholders had term loan holdings of $36.2 million and senior subordinated note holdings of $15.0 million. At January 2, 2005, affiliates of DPI stockholders had term loan holdings of $28.5 million and senior subordinated note holdings of $10.9 million. Related interest expense to affiliates was approximately $2.0 million, $3.2 million and $2.6 million in 2002, 2003 and 2004, respectively.

(8)	STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

The Company has two stock option plans: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Stock Option Plan) (collectively, the Stock Options Plans). In connection with the IPO, the 2004 Stock Option Plan was adopted by the Board of Directors and the TISM Stock Option Plan was amended by the Board of Directors to prohibit the granting of additional stock options. As of January 2, 2005, the number of options granted and outstanding under the TISM Stock Option Plan was 5,520,540 shares of non-voting Common Stock. As of January 2, 2005, the maximum number of shares that may be granted under the 2004 Stock Option Plan is 5,600,000 shares of voting Common Stock.

Prior to the IPO, options granted under the TISM Stock Option Plan were generally granted at 100% of the Board of Directors’ estimate of fair value of the underlying stock on the date of grant, expire ten years from the date of grant and vest within five years from the date of grant. Subsequent to the IPO, options granted under the Stock Option Plan were granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest within five years from the date of grant.

The Company recorded deferred stock compensation amounts of $1.7 million and $253,000 in 2002 and 2004, respectively, relating to stock options granted to employees at less than the Board of Directors’ estimate of fair value. These amounts are amortized using the straight-line method over the related vesting periods. In connection with the 2003 Recapitalization, all previously unvested options were immediately vested by action of the Board of Directors. Accordingly, the Company expensed the then remaining $1.6 million of unamortized deferred stock compensation as part of the 2003 Recapitalization. Additionally, the Company recorded $1.5 million in non-cash compensation expense related to the acceleration of the vesting periods. The Company recorded non-cash compensation expense, including the aforementioned amounts, of $277,000, $3.0 million and $51,000 in 2002, 2003 and 2004, respectively. All non-cash compensation expenses are recorded in general and administrative expense.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Stock Option Plans is summarized as follows:

	Common Stock Options			Class L Common Stock Options
	Outstanding	Exercisable	Weighted Average Exercise Price	Outstanding and Exercisable	Weighted Average Exercise Price
Options at December 30, 2001	3,345,380	1,492,651		14,814

Options granted	764,666		$5.25	-
Options cancelled	(66,066)		$1.59	-
Options exercised	(180,666)		$0.75	-

Options at December 29, 2002	3,863,314	1,872,626		14,814

Options granted	2,097,000		$8.75	-
Options cancelled	(36,934)		$6.20	-
Options exercised	(44,733)		$1.89	-

Options at December 28, 2003	5,878,647	3,942,647		14,814

Options granted	1,771,530		$13.87	-
Options cancelled	(150,341)		$9.23	-
Options exercised	(276,542)		$1.47	(14,814)	$60.75

Options at January 2, 2005	7,223,294	4,070,006		-

Options outstanding and exercisable at January 2, 2005 are as follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life
				(Years)
Non-Voting Common Stock	2,836,374	2,836,374	$0.75	4.9
Non-Voting Common Stock	724,439	724,439	$5.25	7.1
Non-Voting Common Stock	115,400	115,400	$10.05	8.0
Non-Voting Common Stock	1,791,667	393,793	$8.66	8.5
Non-Voting Common Stock	52,660	-	$9.75	9.0
Voting Common Stock	1,702,754	-	$14.00	9.5

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For periods prior to the IPO, management has estimated the fair value of each option grant on the date of grant using the minimum value method and the following assumptions: risk free interest rates of 4.02%, 2.95% and 3.07% in 2002, 2003 and 2004, respectively; expected dividend yields of 0.0%; and expected lives of five years. For periods after the IPO, management has estimated the fair value of each option grant using the Black-Scholes option pricing method and the following assumptions: risk free interest rate of 3.66%, expected dividend yield of 1.86%; estimated volatility of 30.0%, and expected lives of five years. Approximate fair values per share of options granted are as follows:

	2002	2003	2004
Common Stock	$0.95	$1.19	$3.69

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Company’s stock options.

Had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income and earnings per share would have decreased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands, except per share amounts):

	2002	2003	2004
Net income, as reported	$60,487	$39,037	$62,287
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	173	1,899	32
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(241)	(2,761)	(725)

Net income, pro forma	$60,419	$38,175	$61,594

Net income (loss) available to common stockholders, pro forma	$42,891	$(4,866)	$61,594

Earnings (loss) per common share – basic:
As reported and pro forma – Class L	$10.97	$10.26	$5.57

As reported – Common Stock	$0.10	$(1.26)	$0.85
Pro forma – Common Stock	$0.10	$(1.27)	$0.84

Earnings (loss) per common share – diluted:
As reported and pro forma – Class L	$10.96	$10.25	$5.57

As reported – Common Stock	$0.09	$(1.26)	$0.81
Pro forma – Common Stock	$0.09	$(1.27)	$0.80

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(9)	CAPITAL STRUCTURE

Common Stock

DPI’s common stock consists of Common Stock, which includes a non-voting and voting series, and Class L Common Stock, which is non-voting. In connection with the Company’s IPO, the Class L Common Stock converted into Common Stock as more fully described below.

Before the merger described in Note 1, TISM’s common stock consisted of Class A-1 common stock, Class A-2 common stock, Class A-3 common stock, and Class L Common Stock. Class A-1 common stock was voting common stock while Class A-2, A-3 and L were non-voting common stock. Prior to the IPO, a two-for-three stock split was consummated for each class of common stock. Further, each share of TISM’s Class A-1, A-2 and A-3 common stock was converted into DPI Common Stock and each share of TISM’s Class L Common Stock was converted into DPI Class L Common Stock. All options to purchase TISM Class A-3 common stock were converted into options to purchase the non-voting series of DPI Common Stock.

Class L Common Stock has preferential distribution rights over Common Stock whereby Class L stockholders are entitled to receive their original investment in the Class L Common Stock plus an additional 12% priority return compounded quarterly on their original investment amount before Common Stock holders have the right to participate in Company distributions. After the Class L preferential distributions rights are satisfied, the Common Stock and Class L stockholders participate in the earnings of the Company on a pro rata basis determined using the number of shares then outstanding. The Class L Common Stock is mandatorily convertible into Common Stock upon a public offering or upon a sale or transfer of at least 50% of the Company’s Common Stock to an unaffiliated party. In connection with the IPO, 3,613,959 shares of Class L Common Stock was converted to 26,317,649 shares of Common Stock

As of January 2, 2005, authorized Common Stock consists of 160,000,000 voting shares and 10,000,000 non-voting shares. The share components of outstanding Common Stock at December 28, 2003 and January 2, 2005 are as follows:

	2003	2004
Voting	6,427,916	62,711,028
Non-Voting	26,278,050	5,975,557

Total Common Stock	32,705,966	68,686,585

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Cumulative Preferred Stock

The cumulative preferred stock issued by the Company as part of the 1998 Recapitalization (the Preferred Stock) was redeemed in connection with the 2003 Recapitalization. The Preferred Stock had a liquidation value of $105.00 per share (Liquidation Value) and had no voting rights except as allowed by law. Dividends were cumulative and accrued at 11.5%, compounded semi-annually, and were payable semi-annually when declared by the Board of Directors. No dividends were declared prior to the 2003 Recapitalization. The Preferred Stock had a liquidation preference over the Company’s common stock. The Preferred Stock was redeemable, during the first eleven years following the date of issuance, at the Company’s option, at varying prices per share up to 111.5% of an amount equal to the Liquidation Value plus accrued and unpaid dividends. Prior to the 2003 Recapitalization, the Company was accreting the carrying value of the Preferred Stock to the Liquidation Value over the eleven-year period using the effective interest method. Accretion amounts totaled approximately $455,000 in 2002. In connection with the redemption of the Preferred Stock, the Company paid the holders of Preferred Stock an aggregate amount of $200.5 million. Accordingly, the Company recorded approximately $102.5 million in 2003, including $68.6 million of accumulated dividends declared in connection with the 2003 Recapitalization, to accrete the carrying value of the Preferred Stock to the redemption value.

(10)	SEGMENT INFORMATION

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

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The tables below summarize the financial information concerning the Company’s reportable segments for 2002, 2003 and 2004. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. In 2003, the “Other” column as it relates to Segment Income excludes $15.7 million of general and administrative costs, comprised of cash and non-cash compensation expenses, that were incurred in connection with the 2003 Recapitalization. In 2004, the “Other” column as it relates to Segment Income excludes $10.0 million of general and administrative costs that were incurred in connection with the Company’s IPO relating to the fee paid to terminate the Company’s management agreement with an affiliate. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2002	$517,200	$779,684	$81,762	$(103,666)	$-	$1,274,980
2003	519,879	821,695	96,386	(104,638)	-	1,333,322
2004	537,488	902,413	116,983	(110,387)	-	1,446,497

Segment Income-
2002	$137,626	$49,953	$25,910	N/A	$(24,227)	$189,262
2003	140,073	54,556	29,126	N/A	(21,055)	202,700
2004	145,387	57,044	34,510	N/A	(22,612)	214,329

Income from Operations-
2002	$126,714	$43,155	$25,141	N/A	$(37,217)	$157,793
2003	127,082	45,946	28,117	N/A	(41,672)	159,473
2004	131,518	46,110	34,079	N/A	(40,328)	171,379

Capital Expenditures-
2002	$26,218	$7,690	$722	N/A	$19,301	$53,931
2003	9,445	7,966	1,094	N/A	10,656	29,161
2004	4,713	8,616	3,532	N/A	22,902	39,763

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2002	2003	2004
Total Segment Income	$189,262	$202,700	$214,329
Depreciation and amortization	(28,273)	(29,822)	(31,705)
Gains (losses) on sale/disposal of assets	(2,919)	2,606	(1,194)
Other non-cash stock compensation expense	(277)	(277)	(51)
Termination of management agreement	-	-	(10,000)
2003 Recapitalization expenses	-	(15,734)	-

Income from operations	157,793	159,473	171,379

Interest income	537	387	581
Interest expense	(60,321)	(74,678)	(61,068)
Other	(1,836)	(22,747)	(10,832)

Income before provision for income taxes	$96,173	$62,435	$100,060

The following table summarizes the Company’s identifiable asset information as of December 28, 2003 and January 2, 2005:

	2003	2004
Domestic Stores	$103,967	$93,742
Domestic Distribution	106,476	114,226

Total domestic assets	210,443	207,968
International	26,597	34,688
Unallocated	215,074	204,691

Total consolidated assets	$452,114	$447,347

Unallocated assets primarily include cash and cash equivalents, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of December 28, 2003 and January 2, 2005:

	2003	2004
Domestic Stores	$21,197	$20,090
Domestic Distribution	1,067	1,067
International	1,168	1,798

Consolidated goodwill	$23,432	$22,955

DOMINO’S PIZZA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	PERIODIC FINANCIAL DATA (Unaudited; in thousands, except per share amounts)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2003 is comprised of sixteen weeks while the fourth quarter of 2004 is comprised of seventeen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 23, 2003	June 15, 2003	September 7, 2003	December 28, 2003	December 28, 2003

Total revenues	$312,252	$295,216	$292,848	$433,006	$1,333,322

Income (loss) before provision for income taxes	28,985	28,211	(28,862)	34,101	62,435

Net income (loss)	18,261	17,486	(18,038)	21,328	39,037

Earnings (loss) per common share – basic:
Class L	$2.74	$3.10	$2.31	$2.64	$10.26
Common Stock	$0.12	$0.05	$(1.85)	$0.33	$(1.26)

Earnings (loss) per common share – diluted:
Class L	$2.74	$3.09	$2.31	$2.64	$10.25
Common Stock	$0.11	$0.05	$(1.85)	$0.33	$(1.26)

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 21, 2004	June 13, 2004	September 5, 2004	January 2, 2005	January 2, 2005

Total revenues	$318,754	$324,236	$324,978	$478,529	$1,446,497

Income before provision for income taxes	29,572	25,513	1,573	43,402	100,060

Net income	18,408	15,882	979	27,018	62,287

Earnings (loss) per common share – basic:
Class L	$2.49	$2.57	$0.50	N/A	$5.57
Common Stock	$0.29	$0.20	$(0.02)	$0.39	$0.85

Earnings (loss) per common share – diluted:
Class L	$2.49	$2.57	$0.50	N/A	$5.57
Common Stock	$0.26	$0.18	$(0.02)	$0.38	$0.81

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Domino’s, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of comprehensive income, of stockholder’s deficit and of cash flows present fairly, in all material respects, the financial position of Domino’s, Inc. and its subsidiaries (the “Company”) at December 28, 2003 and January 2, 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 23, 2005.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

ASSETS	December 28, 2003	January 2, 2005
CURRENT ASSETS:
Cash and cash equivalents	$46,266	$40,396
Accounts receivable, net of reserves of $3,869 in 2003 and $4,726 in 2004	64,571	73,138
Inventories	19,480	21,505
Notes receivable, net of reserves of $291 in 2003 and $1,099 in 2004	3,785	1,763
Prepaid expenses and other	16,040	13,555
Advertising fund assets, restricted	30,544	32,817
Deferred income taxes	5,730	6,317

Total current assets	186,416	189,491

PROPERTY, PLANT AND EQUIPMENT:
Land and buildings	21,849	23,241
Leasehold and other improvements	61,433	74,922
Equipment	158,286	159,462
Construction in progress	6,133	6,114

	247,701	263,739
Accumulated depreciation and amortization	120,634	126,856

Property, plant and equipment, net	127,067	136,883

OTHER ASSETS:
Investments in marketable securities, restricted	4,155	5,000
Notes receivable, less current portion, net of reserves of $1,840 in 2003 and $1,096 in 2004	1,813	1,413
Deferred financing costs, net of accumulated amortization of $846 in 2003 and $3,503 in 2004	18,847	13,411
Goodwill	23,432	22,955
Capitalized software, net of accumulated amortization of $26,936 in 2003 and $33,369 in 2004	27,197	24,079
Other assets, net of accumulated amortization of $2,087 in 2003 and $1,754 in 2004	11,020	14,419
Deferred income taxes	52,042	39,696

Total other assets	138,506	120,973

Total assets	$451,989	$447,347

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Continued)

(In thousands, except share and per share amounts)

LIABILITIES AND STOCKHOLDER’S DEFICIT	December 28, 2003	January 2, 2005

CURRENT LIABILITIES:
Current portion of long-term debt	$18,572	$25,295
Accounts payable	56,928	55,350
Accrued compensation	25,315	25,852
Accrued interest	17,217	10,672
Insurance reserves	9,432	9,778
Advertising fund liabilities	30,544	32,817
Other accrued liabilities	29,795	29,898

Total current liabilities	187,803	189,662

LONG-TERM LIABILITIES:
Long-term debt, less current portion	941,165	755,405
Insurance reserves	15,941	18,039
Other accrued liabilities	25,169	34,116

Total long-term liabilities	982,275	807,560

Total liabilities	1,170,078	997,222

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT:
Common stock, par value $0.01 per share; 3,000 shares authorized; 10 shares issued and outstanding	-	-
Additional paid-in capital	124,210	248,625
Retained deficit	(842,308)	(804,809)
Deferred stock compensation	-	(202)
Accumulated other comprehensive income	9	6,511

Total stockholder’s deficit	(718,089)	(549,875)

Total liabilities and stockholder’s deficit	$451,989	$447,347

The accompanying notes are an integral part of these consolidated balance sheets.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands)

	For the Years Ended

	December 29, 2002	December 28, 2003	January 2, 2005

REVENUES:
Domestic Company-owned stores	$376,533	$375,421	$382,458
Domestic franchise	140,667	144,458	155,030
Domestic distribution	676,018	717,057	792,026
International	81,762	96,386	116,983

Total revenues	1,274,980	1,333,322	1,446,497

COST OF SALES:
Domestic Company-owned stores	294,951	302,009	313,586
Domestic distribution	604,401	643,621	718,937
International	46,403	52,072	60,293

Total cost of sales	945,755	997,702	1,092,816

OPERATING MARGIN	329,225	335,620	353,681

GENERAL AND ADMINISTRATIVE	171,155	176,462	182,302

INCOME FROM OPERATIONS	158,070	159,158	171,379

INTEREST INCOME	537	386	556

INTEREST EXPENSE	(60,321)	(74,678)	(61,068)

OTHER	(1,836)	(22,747)	(10,832)

INCOME BEFORE PROVISION FOR INCOME TAXES	96,450	62,119	100,035

PROVISION FOR INCOME TAXES	35,789	23,295	37,773

NET INCOME	$60,661	$38,824	$62,262

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Years Ended
	December 29, 2002	December 28, 2003	January 2, 2005

NET INCOME	$60,661	$38,824	$62,262

OTHER COMPREHENSIVE INCOME (LOSS), BEFORE TAX:

Currency translation adjustment	1,082	1,704	1,531
Unrealized gains (losses) on derivative instruments	(10,241)	(1,856)	5,141
Reclassification adjustment for losses included in net income	5,389	6,300	2,828

	(3,770)	6,148	9,500

TAX ATTRIBUTES OF ITEMS IN OTHER COMPREHENSIVE INCOME (LOSS)	1,795	(1,628)	(2,998)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1,975)	4,520	6,502

COMPREHENSIVE INCOME	$58,686	$43,344	$68,764

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Deficit	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount				Currency Translation Adjustment	Fair Value of Derivative Instruments

BALANCE AT DECEMBER 30, 2001	10	$-	$120,202	$(542,540)	$-	$(611)	$(1,925)

Net income	-	-	-	60,661	-	-	-
Capital contribution	-	-	521	-	-	-	-
Distributions to Parent	-	-	-	(9,914)	-	-	-
Currency translation adjustment	-	-	-	-	-	1,082	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	(6,452)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	3,395

BALANCE AT DECEMBER 29, 2002	10	-	120,723	(491,793)	-	471	(4,982)

Net income	-	-	-	38,824	-	-	-
Distributions to Parent	-	-	-	(389,339)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	134	-	-	-	-
Non-cash compensation expense	-	-	3,353	-	-	-	-
Currency translation adjustment	-	-	-	-	-	1,704	-
Unrealized losses on derivative instruments, net of tax	-	-	-	-	-	-	(1,121)
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	3,937

BALANCE AT DECEMBER 28, 2003	10	-	124,210	(842,308)	-	2,175	(2,166)

Net income	-	-	-	62,262	-	-	-
Capital contribution	-	-	122,886	-	-	-	-
Distributions to Parent	-	-	-	(24,763)	-	-	-
Tax benefit related to the exercise of Parent stock options	-	-	1,276	-	-	-	-
Deferred stock compensation relating to Parent stock options	-	-	253	-	(253)	-	-
Amortization of deferred stock compensation	-	-	-	-	51	-	-
Currency translation adjustment	-	-	-	-	-	1,531	-
Unrealized gains on derivative instruments, net of tax	-	-	-	-	-	-	3,207
Reclassification adjustment for losses on derivative instruments included in net income, net of tax	-	-	-	-	-	-	1,764

BALANCE AT JANUARY 2, 2005	10	$-	$248,625	$(804,809)	$(202)	$3,706	$2,805

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Years Ended
	December 29, 2002	December 28, 2003	January 2, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,661	$38,824	$62,262
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation and amortization	28,273	29,822	31,705
Provision (benefit) for losses on accounts and notes receivable	(441)	(212)	1,440
(Gains) losses on sale/disposal of assets	2,919	(2,606)	1,194
Provision for deferred income taxes	12,271	7,696	8,761
Amortization of deferred financing costs and debt discount	9,966	20,756	7,808
Non-cash compensation expense	-	3,353	51
Changes in operating assets and liabilities-
Increase in accounts receivable	(2,252)	(7,393)	(8,823)
Decrease (increase) in inventories, prepaid expenses and other	(1,196)	981	913
Increase (decrease) in accounts payable and accrued liabilities	(13,397)	7,576	5,676
Increase in insurance reserves	7,263	4,411	2,444

Net cash provided by operating activities	104,067	103,208	113,431

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(53,931)	(29,161)	(39,763)
Proceeds from sale of property, plant and equipment	719	1,101	834
Acquisitions of franchise operations	(22,157)	(200)	(515)
Repayments of notes receivable, net	3,247	10,423	2,556
Other, net	108	(1,727)	618

Net cash used in investing activities	(72,014)	(19,564)	(36,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	365,000	1,010,090	92
Repayments of long-term debt and capital lease obligation	(417,736)	(662,492)	(180,708)
Cash paid for financing costs	(3,636)	(21,142)	(1,254)
Distributions to Parent	(9,914)	(389,339)	(24,763)
Capital contribution	521	-	122,886

Net cash used in financing activities	(65,765)	(62,883)	(83,747)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	128	178	716

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,584)	20,939	(5,870)

CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD	58,911	25,327	46,266

CASH AND CASH EQUIVALENTS, AT END OF PERIOD	$25,327	$46,266	$40,396

The accompanying notes are an integral part of these consolidated statements.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Domino’s, Inc. (Domino’s), a Delaware corporation, conducts its operations and derives substantially all of its operating income and cash flows through its wholly-owned subsidiary, Domino’s Pizza LLC. Domino’s is a wholly-owned subsidiary of Domino’s Pizza, Inc. (the Parent). Domino’s and its wholly-owned subsidiaries (collectively, the Company) are primarily engaged in the following business activities: (i) retail sales of food through Company-owned Domino’s Pizza stores, (ii) sales of food, equipment and supplies to Company-owned and franchised Domino’s Pizza stores through Company-owned distribution centers, and (iii) receipt of royalties from domestic and international Domino’s Pizza franchisees.

Initial Public Offering of Common Stock

The Parent completed an initial public offering of its common stock on July 16, 2004 (the IPO). As part of the IPO, the Parent issued and sold 9,375,000 shares of common stock resulting in proceeds to the Parent, net of underwriting discount, of approximately $122.3 million. These net proceeds were contributed to the Company. Existing Parent stockholders concurrently sold 14,846,929 shares of common stock. The Parent and the Company did not receive any proceeds from the sale of shares by the selling stockholders. As part of the IPO, the Company used primary proceeds to repay $109.1 million in debt, and used funds generated from operations to terminate the Company’s management agreement with an affiliate of a Parent stockholder and pay in full outstanding contingent notes payable.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Domino’s and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Fiscal Year

The Company’s fiscal year ends on the Sunday closest to December 31. The 2002 fiscal year ended December 29, 2002; the 2003 fiscal year ended December 28, 2003; and the 2004 fiscal year ended January 2, 2005. The 2002 and 2003 fiscal years consist of fifty-two weeks, while the 2004 fiscal year consists of fifty-three weeks.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less at the date of purchase. These investments are carried at cost, which approximates fair value.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Inventories

Inventories are valued at the lower of cost (on a first-in, first-out basis) or market.

Inventories at December 28, 2003 and January 2, 2005 are comprised of the following (in thousands):

	2003	2004
Food	$15,886	$18,437
Equipment and supplies	3,594	3,068

Inventories	$19,480	$21,505

Notes Receivable

During the normal course of business, the Company may provide financing to franchisees in the form of notes. Notes receivable generally require monthly payments of principal and interest, or monthly payments of interest only, generally ranging from 10% to 12%, with balloon payments of the remaining principal due one to ten years from the original issuance date. Such notes are generally secured by the related assets or business. The carrying amounts of these notes approximate fair value.

Other Assets

Current and long-term other assets primarily include prepaid expenses such as insurance and taxes, deposits, investments in international franchisees, covenants not-to-compete and other intangible assets primarily arising from franchise acquisitions, and assets relating to the fair value of derivatives. Amortization expense for financial reporting purposes is provided using the straight-line method over the useful lives for covenants not-to-compete and other intangible assets and was approximately $227,000, $829,000 and $549,000 in 2002, 2003 and 2004, respectively. As of January 2, 2005, scheduled amortization for the next five fiscal years is approximately $527,000, $505,000, $398,000, $380,000 and $336,000 for 2005, 2006, 2007, 2008 and 2009, respectively.

Property, Plant and Equipment

Additions to property, plant and equipment are recorded at cost. Repair and maintenance costs are expensed as incurred. Depreciation and amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the related assets. Estimated useful lives, other than the estimated useful life of the capital lease asset as described below, are generally as follows (in years):

Buildings	20
Leasehold and other improvements	10 -15
Equipment	3- 12

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Included in land and buildings as of December 28, 2003 and January 2, 2005 is a net capital lease asset of approximately $6.1 million and $5.7 million, respectively, related to the lease of a distribution center building. This capital lease asset is being amortized using the straight-line method over the fifteen-year lease term.

Depreciation and amortization expense on property, plant and equipment was approximately $19.5 million, $22.9 million and $24.6 million in 2002, 2003 and 2004, respectively.

Impairments of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company evaluates the potential impairment of long-lived assets based on various analyses including the projection of undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. For Company-owned stores, the Company performs this evaluation on an operating market basis, which the Company has determined to be the lowest level for which identifiable cash flows are largely independent of other cash flows. If the carrying amount of a long-lived asset exceeds the amount of the expected future undiscounted cash flows of that asset, an impairment loss is recognized and the asset is written down to its estimated fair value. No long-lived asset impairment losses have been recognized in 2002, 2003 or 2004.

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

In connection with the 2002 Agreement (Note 2), the 2003 Recapitalization and the IPO, the Company expensed financing costs of approximately $4.5 million, $15.6 million and $3.1 million, respectively. Amortization of deferred financing costs, including the aforementioned amounts, was approximately $10.0 million, $20.6 million and $6.7 million in 2002, 2003 and 2004, respectively.

Goodwill

The Company’s goodwill amounts primarily relate to franchise store acquisitions and, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, are not amortized. For impairment testing purposes, the Company has determined its reporting units to be its operating segments. The Company has performed its required impairment tests, which are completed in the fourth quarter of each fiscal year, and has not recognized any significant goodwill impairment charges in 2002, 2003 or 2004.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

During 2002, the Company purchased the assets related to 83 Domino’s Pizza stores (the Arizona Stores) from its former franchisee in Arizona using funds generated from operations. The Company paid approximately $21.5 million to acquire the related assets, resulting in approximately $10.6 million of goodwill. This goodwill is expected to be deductible for tax purposes. The results of the Arizona Stores’ operations have been included in the Domestic Stores (Note 9) segment in the consolidated financial statements since the acquisition.

Capitalized Software

Capitalized software is recorded at cost and includes purchased, internally-developed and externally-developed software used in the Company’s operations. Amortization expense for financial reporting purposes is provided using the straight-line method over the estimated useful lives of the software, which range from two to seven years. During 2002, the Company expensed approximately $5.3 million of certain capitalized software costs which is included in general and administrative expense as a loss on disposal of assets. Capitalized software amortization expense was approximately $8.5 million, $6.1 million and $6.6 million in 2002, 2003 and 2004, respectively. As of January 2, 2005, scheduled amortization for the next five fiscal years is approximately $6.0 million, $4.4 million, $3.9 million, $3.8 million and $1.4 million for 2005, 2006, 2007, 2008 and 2009, respectively.

Insurance Reserves

The Company is partially self-insured for workers’ compensation, general liability and owned and non-owned automobile liabilities for certain periods prior to December 1998 and for periods after December 2001. The Company is generally responsible for up to $1.0 million per occurrence under these retention programs for workers’ compensation and general liability exposures. The Company is also generally responsible for between $500,000 and $3.0 million per occurrence under these retention programs for owned and non-owned automobile liabilities. Total insurance limits under these retention programs vary depending on the year covered and range up to $108.0 million per occurrence for general liability and owned and non-owned automobile liabilities and up to the applicable statutory limits for workers’ compensation.

Insurance reserves relating to our retention programs are determined using actuarial estimates from an independent third party actuary. These estimates are based on historical information along with certain assumptions about future events. Changes in assumptions for such factors as medical costs and legal actions, as well as changes in actual experience, could cause these estimates to change in the near term. The Company receives an annual estimate of outstanding insurance exposures from its independent actuary and differences between these estimated actuarial exposures and the Company’s recorded amounts are adjusted as appropriate. In management’s opinion, the insurance reserves at December 28, 2003 and January 2, 2005 are sufficient to cover related losses.

Other Accrued Liabilities

Current and long-term other accrued liabilities primarily include accruals for sales, income and other taxes, legal matters, marketing and advertising expenses, store operating expenses, deferred compensation liabilities and, in 2003, liabilities relating to the fair value of derivatives.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Foreign Currency Translation

The Company’s foreign entities use their local currency as the functional currency, in accordance with the provisions of SFAS No. 52, “Foreign Currency Translation.” Where the functional currency is the local currency, the Company translates net assets into U.S. dollars at yearend exchange rates, while income and expense accounts are translated at average annual exchange rates. Currency translation adjustments are included in accumulated other comprehensive income (loss) and foreign currency transaction gains and losses are included in determining net income.

Revenue Recognition

Domestic Company-owned stores revenues are comprised of retail sales of food through Company-owned Domino’s Pizza stores located in the contiguous United States and are recognized when the items are delivered to or carried out by customers.

Domestic franchise revenues are primarily comprised of royalties from Domino’s Pizza franchisees with operations in the contiguous United States. Royalty revenues are recognized when the items are delivered to or carried out by franchise customers.

Domestic distribution revenues are primarily comprised of sales of food, equipment and supplies to franchised Domino’s Pizza stores located in the contiguous United States. Revenues from the sales of food are recognized upon delivery of the food to franchisees, while revenues from the sales of equipment and supplies are generally recognized upon shipment of the related products to franchisees.

International revenues are primarily comprised of sales of food to, and royalties from, foreign, Alaskan and Hawaiian Domino’s Pizza franchisees, as well as retail sales of food through Company-owned stores in the Netherlands and France. These revenues are recognized consistently with the policies applied for revenues generated in the contiguous United States.

Distribution Profit-Sharing Arrangements

The Company enters into profit-sharing arrangements with Domestic Stores that purchase all of their food from Company-owned distribution centers. These profit-sharing arrangements generally provide participating stores with 50% of their regional distribution center’s pre-tax profits based upon each store’s purchases from the distribution center. Profit-sharing obligations are recorded as a revenue reduction in the Domestic Distribution (Note 9) segment in the same period as the related revenues and costs are recorded, and were $40.9 million in 2002 and $41.6 million in each of 2003 and 2004.

Advertising

Advertising costs are expensed as incurred. Advertising expense, which relates primarily to Company-owned stores, was approximately $36.0 million, $36.6 million and $37.0 million during 2002, 2003 and 2004, respectively.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Domestic Stores are required to contribute a certain percentage of sales to the Domino’s National Advertising Fund, Inc. (DNAF), a not-for-profit subsidiary that administers the Domino’s Pizza system’s national and market level advertising activities. Included in advertising expense were national advertising contributions from Company-owned stores to DNAF of approximately $11.3 million in each of 2002 and 2003 and $11.4 million in 2004. DNAF also received national advertising contributions from franchisees of approximately $76.5 million, $77.7 million and $83.0 million during 2002, 2003 and 2004, respectively. Franchisee contributions and offsetting expenses are presented net in the accompanying statements of income.

DNAF assets, consisting primarily of cash received from franchisees and accounts receivable from franchisees, can only be used for activities that promote the Domino’s Pizza brand. Accordingly, all assets held by the DNAF are considered restricted.

Rent

The Company leases certain equipment, vehicles, retail store and distribution center locations and its corporate headquarters under operating leases, with expiration dates through 2019. During 2004, the Company corrected its accounting for leases to conform the lease terms used in calculating straight-line rent expense to the terms used to amortize related leasehold improvements. This correction resulted in the acceleration of rent expense under certain leases that contain fixed escalations in rental payments. The rent expense adjustment related to this correction was approximately $2.8 million and was recognized in the fourth quarter of 2004. Rent expenses, including the aforementioned adjustment, totaled approximately $37.5 million, $38.3 million and $43.9 million during 2002, 2003 and 2004, respectively.

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

During 2004, the Company distributed approximately $24.8 million to the Parent, which primarily used the proceeds to repay contingent notes payable, pay fees associated with its IPO and pay a dividend on its common stock.

Derivative Instruments

The Company accounts for its derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and related Statements which require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The Company has entered into two interest rate derivative agreements to effectively convert the variable LIBOR component of the effective interest rate on a portion of the Company’s term loan debt to various fixed rates, in an effort to reduce the impact of interest rate changes on income. The Company has designated these agreements as cash flow hedges. The Company has also entered into two interest rate derivative agreements to effectively convert the fixed interest rate component of the Company’s senior subordinated debt to variable LIBOR rates over the term of the related debt. The Company has designated these agreements as fair value hedges. The Company has determined that no ineffectiveness exists related to these derivatives. Related gains and losses upon settlement of these derivatives are recorded in interest expense.

These agreements are summarized as follows:

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$75.0 million	August 2002 – June 2005	3.25%	LIBOR

Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%

Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%

Interest Rate Swap	$300.0 million	June 2004 – June 2005	1.62%	LIBOR

The Company also entered into an additional interest rate derivative agreement effectively converting the LIBOR component on a portion of its term loan debt to a fixed rate. This derivative agreement has an initial notional amount of $350.0 million, begins in June 2005, ends in June 2007 and fixes the Company’s interest rate at 3.21% while the counterparty pays a variable LIBOR rate.

At December 28, 2003, the fair value of the Company’s cash flow hedges is a net liability of approximately $3.4 million, of which $3.1 million is included in current other accrued liabilities and $320,000 is included in long-term other accrued liabilities. At January 2, 2005, the fair value of the Company’s cash flow hedges is a net asset of approximately $4.5 million, of which $1.7 million is included in prepaid expenses and other and $2.8 million is included in long-term other assets.

At December 28, 2003, the fair value of the Company’s fair value hedges is a net asset of approximately $3.6 million, of which $3.1 million is included in prepaid expenses and other and $536,000 is included in long-term other assets. At January 2, 2005, the fair value of the Company’s fair value hedges is a net asset of approximately $4.0 million, of which $1.6 million is included in prepaid expenses and other and $2.4 million is included in long-term other assets.

Stock Options

The Company accounts for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R (revised 2004), “Share-Based Payments” (SFAS 123R). SFAS 123R requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in the financial statements based on the estimated fair value of the awards. The Company is required to adopt SFAS 123R in the first interim period beginning after June 15, 2005, which for the Company is the third fiscal quarter of 2005. The Company is assessing SFAS 123R and has not determined the impact that adoption of SFAS 123R will have on its results of operations.

In December 2003, the FASB issued a revised interpretation of FASB Interpretation 46, “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (FIN 46R). FIN 46R requires the consolidation of a variable interest entity by an enterprise if the enterprise is determined to be the primary beneficiary, as defined in FIN 46R. The Company adopted FIN 46R during 2004 and its adoption did not have a material effect on the Company’s results of operations or financial condition.

Supplemental Disclosures of Cash Flow Information

The Company paid interest of approximately $51.8 million, $49.6 million and $59.8 million during 2002, 2003 and 2004, respectively. Cash paid for income taxes was approximately $24.0 million, $21.1 million and $23.2 million in 2002, 2003 and 2004, respectively.

The Company financed the sale of certain Company-owned stores to franchisees with notes totaling approximately $811,000 during 2002, including $450,000 of notes to a former minority Parent stockholder.

During 2003, the Company entered into a capital lease for one of its distribution center buildings. In connection with this lease, the Company originally recorded a $6.2 million capital lease asset and offsetting lease liability.

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

Reclassifications

Certain amounts from fiscal 2002 and 2003 have been reclassified to conform to the fiscal 2004 presentation.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(2)	FINANCING ARRANGEMENTS

At December 28, 2003 and January 2, 2005, consolidated long-term debt consisted of the following (in thousands):

	2003	2004

2003 Agreement – Term Loan	$538,013	$498,013
Other borrowings	437	410
Capital lease obligation	6,152	5,929
Senior subordinated notes due 2009, 10 3/8%	11,234	-
Senior subordinated notes due 2011, 8 1/4%, net of a $2.7 million and $1.6 million unamortized discount in 2003 and 2004, respectively	400,286	272,303

Total debt	956,122	776,655
Less– current portion	18,572	25,295

Total long-term debt	937,550	751,360
Assets relating to fair value derivatives	3,615	4,045

Consolidated long-term debt	$941,165	$755,405

2002 Agreement

On July 29, 2002, the Company entered into a credit agreement (the 2002 Agreement) with a consortium of banks and used the proceeds to repay borrowings outstanding under a previous credit agreement. The 2002 Agreement provided a $365.0 million term loan and a $100.0 million revolving credit facility.

2003 Recapitalization

On June 25, 2003, the Company consummated a recapitalization transaction (the 2003 Recapitalization) whereby the Company (i) issued and sold $403.0 million aggregate principal amount at maturity of 8 1/4% senior subordinated notes due 2011 (the 2011 Notes) at a discount resulting in gross proceeds of approximately $400.1 million, and (ii) borrowed $610.0 million in term loans and secured a $125.0 million revolving credit facility with a consortium of banks (collectively, the 2003 Agreement).

The Parent and the Company used the proceeds from the 2011 Notes and the 2003 Agreement as well as cash from operations to (i) retire all of the Company’s outstanding 10 3/8% senior subordinated notes that were tendered, (ii) repay all amounts outstanding under and cancel the 2002 Agreement, (iii) redeem all of the Parent’s outstanding preferred stock, (iv) pay a $188.3 million dividend on outstanding Parent common stock and (v) pay related transaction fees and expenses.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2003 Agreement

The 2003 Agreement provides the following credit facilities: a term loan (the Term Loan) and a revolving credit facility (the Revolver). The aggregate borrowings available under the 2003 Agreement are $735.0 million: $610.0 million under the Term Loan and $125.0 million under the Revolver. The Term Loan was initially fully borrowed. The 2003 Agreement has been amended primarily to obtain more favorable Term Loan interest rate margins, to amend the principal amortization schedule and to allow for the repayment of a portion of the 2011 Notes as part of the IPO in lieu of a required payment under the Term Loan.

Borrowings under the Term Loan bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate (5.25% at January 2, 2005) or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of 0.75%, or (ii) LIBOR (2.56% at January 2, 2005) plus an applicable margin of 1.75%. At January 2, 2005, the Company’s borrowing rate was 4.31% for Term Loan borrowings and all borrowings under the Term Loan were under a LIBOR contract with an interest period of 90 days. As of January 2, 2005, the 2003 Agreement requires no Term Loan principal payments in 2005 and principal payments totaling $4.8 million, $3.6 million, $4.8 million, $6.0 million, and $453.9 million in 2006, 2007, 2008, 2009 and 2010, respectively. The timing of the Company’s required payments under the 2003 Agreement may change based upon voluntary prepayments and generation of excess cash, as defined. The final scheduled principal payment on the outstanding borrowings under the Term Loan is due in June 2010.

Borrowings under the Revolver (excluding letters of credit) bear interest, payable at least quarterly, at either (i) the higher of (a) the prime rate or (b) 0.50% above the Federal Reserve reported overnight funds rate, each plus an applicable margin of between 1.25% to 2.00%, or (ii) LIBOR plus an applicable margin of between 2.25% to 3.00%, with margins determined based upon the Parent’s ratio of indebtedness to EBITDA, as defined. The Company also pays a 0.50% commitment fee on the unused portion of the Revolver. The Company may use up to $60.0 million of the Revolver for letter of credit advances. The fee for letter of credit amounts outstanding ranges from 2.375% to 3.125%. At January 2, 2005, the fee for letter of credit amounts outstanding was 2.875%. At January 2, 2005, there are $99.5 million in available borrowings under the Revolver, with $25.5 million of letters of credit outstanding. The Revolver expires in June 2009. All outstanding borrowings under the Revolver are due in June 2009.

Borrowings under the 2003 Agreement are guaranteed by the Parent, are jointly and severally guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary, and substantially all of the assets of the Company are pledged as collateral.

The 2003 Agreement contains certain financial and non-financial covenants that, among other restrictions, require the maintenance of certain financial ratios related to interest coverage and leverage. The 2003 Agreement also restricts the Company’s ability to incur additional indebtedness, make investments, use assets as security in other transactions and sell certain assets or merge with or into other companies. Additionally, upon a public offering of stock, the Company is required to pay down the Term Loan in an amount equal to 50% of the net proceeds of such offering.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

2011 Notes

The 2011 Notes require semi-annual interest payments, beginning January 1, 2004. Before July 1, 2007, the Company may, at a price above par, redeem all, but not part, of the 2011 Notes if a change in control occurs, as defined in the 2011 Notes. Beginning July 1, 2007, the Company may redeem some or all of the 2011 Notes at fixed redemption prices, ranging from 104.125% of par in 2007 to 100% of par in 2009 through maturity. In the event of a change in control, as defined, the Company will be obligated to repurchase the 2011 Notes tendered at the option of the holders at a fixed price. Upon a public stock offering, the Company may use net proceeds from such offering to repurchase and retire up to 40% of the aggregate principal amount of the 2011 Notes, provided that at least 60% of the original principal amount of the 2011 Notes remains outstanding immediately following such repurchase. During 2004, the Company repaid $109.1 million of 2011 Notes principal amount using net proceeds from the IPO. The 2011 Notes are guaranteed by most of Domino’s domestic subsidiaries and one foreign subsidiary and are subordinated in right of payment to all existing and future senior debt of the Company.

The indenture related to the 2011 Notes restricts the Company from, among other restrictions, incurring additional indebtedness or issuing preferred stock, with certain specified exceptions, unless a minimum fixed charge coverage ratio is met. The Company may pay dividends and make other restricted payments so long as such payments in total do not exceed 50% of the Parent’s cumulative net income from December 30, 2002 to the payment date plus the net proceeds from any capital contributions or the sale of equity interests.

As of January 2, 2005, management estimates the fair value of the 2011 Notes to be approximately $304.0 million. The carrying amounts of the Company’s other debt approximate fair value.

Other

As defined in the 2003 Agreement, an amount not to exceed $75.0 million was made available for the early retirement of 2011 Notes. The Company may also use this basket to repurchase and retire common stock in an amount not to exceed $32.5 million. As of January 2, 2005, $55.0 million of this basket remains for future repurchases of 2011 Notes or common stock. Certain amounts were also available for early retirement of senior subordinated notes under the Company’s previous credit agreements. In 2002, 2003 and 2004, the Company retired $20.6 million, $20.5 million and $20.0 million, respectively, of its senior subordinated notes through open market transactions using funds generated from operations. These retirements resulted in losses of approximately $1.8 million, $2.3 million and $1.8 million in 2002, 2003 and 2004, respectively, due to purchase prices in excess of carrying value. Additionally, as part of the 2003 Recapitalization, the Company recorded a $20.4 million loss relating to the repurchase and retirement, at a premium, of $206.7 million principal amount of outstanding 10 3/8% senior subordinated notes. As part of the IPO, the Company also recorded a $9.0 million loss relating to the repurchase and retirement, at a premium, of $109.1 million principal amount of 2011 Notes. These amounts are included in other expense in the accompanying statements of income.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

At January 2, 2005, maturities of long-term debt and capital lease obligation are as follows, which exclude the $1.6 million unamortized discount on the 2011 Notes and the $4.0 million asset related to fair value derivatives and classifies as current $25.0 million of voluntary term loan payments made in early 2005 (in thousands):

2005	$25,295
2006	5,130
2007	3,932
2008	5,154
2009	6,365
Thereafter	732,376

$778,252

(3)	COMMITMENTS AND CONTINGENCIES

Lease Commitments

As of January 2, 2005, the future minimum rental commitments for all non-cancelable leases, which include approximately $47.3 million in commitments to related parties, are as follows (in thousands):

	Operating Leases	Capital Lease	Total

2005	$35,837	$736	$36,573
2006	29,324	736	30,060
2007	24,860	736	25,596
2008	20,697	736	21,433
2009	16,171	736	16,907
Thereafter	52,530	6,322	58,852

Total future minimal rental commitments	$179,419	10,002	$189,421

Less – amounts representing interest		(4,073)

Total principal payable on capital lease		$5,929

Legal Proceedings and Related Matters

The Company is a party to lawsuits, revenue agent reviews by taxing authorities and legal proceedings, of which the majority involve workers’ compensation, employment practices liability, general liability and automobile and franchisee claims arising in the ordinary course of business. In management’s opinion, these matters, individually and in the aggregate, will not have a significant adverse effect on the financial condition of the Company, and the established reserves adequately provide for the estimated resolution of such claims.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(4)	INCOME TAXES

The differences between the United States Federal statutory income tax provision (using the statutory rate of 35%) and the Company’s consolidated provision for income taxes for 2002, 2003 and 2004 are summarized as follow (in thousands):

	2002	2003	2004
Federal income tax provision based on the statutory rate	$33,758	$21,742	$35,012
State and local income taxes, net of related Federal income taxes	1,908	1,211	2,602
Non-resident withholding and foreign income taxes	3,829	4,163	4,757
Foreign tax and other tax credits	(4,506)	(4,962)	(5,439)
Losses attributable to foreign subsidiaries	325	593	451
Utilization of foreign net operating loss carryovers	-	-	(238)
Non-deductible expenses	471	551	615
Other	4	(3)	13

	$35,789	$23,295	$37,773

The components of the 2002, 2003 and 2004 consolidated provision for income taxes are as follows (in thousands):

	2002	2003	2004
Provision for Federal income taxes-
Current provision	$18,685	$9,705	$20,359
Deferred provision	10,015	6,971	8,441
Change in valuation allowance	325	593	213

Total provision for Federal income taxes	29,025	17,269	29,013
Provision for state and local income taxes-
Current provision	1,004	1,731	3,896
Deferred provision	1,931	132	107

Total provision for state and local income taxes	2,935	1,863	4,003
Provision for non-resident withholding and foreign income taxes	3,829	4,163	4,757

	$35,789	$23,295	$37,773

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of December 28, 2003 and January 2, 2005, the significant components of net deferred income taxes are as follows (in thousands):

	2003	2004
Deferred Federal income tax assets-
Depreciation, amortization and asset basis differences	$28,340	$20,675
Covenants not-to-compete	11,623	10,456
Insurance reserves	7,432	8,251
Other accruals and reserves	8,077	8,155
Bad debt reserves	1,806	1,816
Derivatives liability	1,297	-
Foreign net operating loss carryovers	2,534	2,543
Other	1,105	1,332

	62,214	53,228

Valuation allowance on foreign net operating loss carryovers	(2,534)	(2,543)

Total deferred Federal income tax assets	59,680	50,685

Deferred Federal income tax liabilities-
Capitalized software	7,939	8,895
Derivatives asset	-	1,701

Total deferred Federal income tax liabilities	7,939	10,596

Net deferred Federal income tax asset	51,741	40,089
Net deferred state and local income tax asset	6,031	5,924

Net deferred income taxes	$57,772	$46,013

As of December 28, 2003, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total
Deferred tax assets	$5,730	$59,981	$65,711
Deferred tax liabilities	-	(7,939)	(7,939)

Net deferred income taxes	$5,730	$52,042	$57,772

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

As of January 2, 2005, the classification of net deferred income taxes is summarized as follows (in thousands):

	Current	Long-term	Total

Deferred tax assets	$6,317	$50,292	$56,609
Deferred tax liabilities	-	(10,596)	(10,596)

Net deferred income taxes	$6,317	$39,696	$46,013

Realization of the Company’s deferred tax assets is dependent upon many factors, including, but not limited to, the Company’s ability to generate sufficient taxable income. Although realization of the Company’s net deferred tax assets is not assured, management believes it is more likely than not that the net deferred tax assets will be realized. On an ongoing basis, management will assess whether it remains more likely than not that the net deferred tax assets will be realized. As of January 2, 2005, the Company has approximately $7.3 million of foreign net operating loss carryovers, a portion of which will expire between 2005 through 2007, for which a valuation allowance has been provided.

(5)	EMPLOYEE BENEFITS

The Company has a retirement savings plan which qualifies under Internal Revenue Code Section 401(k). All employees of the Company who have completed 1,000 hours of service and are at least 21 years of age are eligible to participate in the plan. The plan requires the Company to match 50% of employee contributions per participant, with Company matching contributions limited to 3% of eligible participant compensation. These matching contributions vest immediately. The charges to operations for Company contributions to the plan were $2.4 million, $2.2 million and $2.3 million for 2002, 2003 and 2004, respectively.

The Company has established a nonqualified deferred compensation plan available for certain key employees. Under this self-funding plan, the participants may defer up to 40% of their annual compensation. The participants direct the investment of their deferred compensation within several investment funds. The Company is not required to contribute and did not contribute to this plan during 2002, 2003 or 2004.

In connection with the IPO, the Board of Directors of the Parent (the Board of Directors) approved two employee stock purchase plans, a market based plan and a discount plan. Under the market based plan, eligible employees may deduct up to 15% of their eligible wages to purchase Parent stock at the market price. Under the discount plan, eligible employees may deduct up to 15% of their eligible wages to purchase Parent stock at 85% of the market price of the stock at the purchase date. The discount plan requires employees to hold their purchased Parent stock for one year. There are 1,000,000 shares of Parent common stock authorized to be issued under the discount plan. There were 16,232 shares issued under the plan during 2004.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(6)	FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to stand-by letters of credit and, to a lesser extent, financial guarantees with off-balance sheet risk. The Company’s exposure to credit loss for stand-by letters of credit and financial guarantees is represented by the contractual amounts of these instruments. The Company uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments. Total conditional commitments under letters of credit and financial guarantees as of January 2, 2005 are $26.3 million, and primarily relate to letters of credit for the Company’s insurance programs and distribution center leases.

(7)	RELATED PARTY TRANSACTIONS

Corporate Headquarters Lease

The Company leases its corporate headquarters under an operating lease agreement with a partnership owned by its founder and former majority Parent stockholder. The Company renewed this lease for a ten-year term, with two five year renewal options, beginning in December 2003. Total lease expense related to this lease was approximately $4.5 million in each of 2002 and 2003 and $4.9 million in 2004. Rent expense is recognized on a straight-line basis over the lease term, as defined in SFAS No. 13, “Accounting for Leases” and related guidance.

At January 2, 2005, aggregate future minimum lease commitments under this lease are as follows (in thousands):

2005	$5,261
2006	5,261
2007	5,261
2008	5,261
2009	5,261
Thereafter	21,042

$47,347

Consulting Agreement

As part of a prior recapitalization in which the Company’s founder sold a controlling interest in the Company (the 1998 Recapitalization), the Company entered into a $5.5 million, ten-year consulting agreement with its founder and former majority Parent stockholder. During 2002, the Company and its founder and former majority Parent stockholder mutually agreed to terminate the consulting agreement. The Company paid $2.9 million to effect such termination.

Management Agreement

As part of the 1998 Recapitalization, the Company entered into a management agreement with an affiliate of a Parent stockholder to provide the Company with certain management services. The Company was committed to pay an amount not to exceed $2.0 million per year on an ongoing basis for management services as defined in the management agreement. The Company incurred and paid $2.0 million for management services in each of 2002 and 2003. During 2004, the Company paid $10.0 million to terminate the management agreement. Total amounts expensed during 2004 were $11.0 million. These amounts are included in general and administrative expense.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Financing Arrangements

As part of the 2002 Agreement, the Company paid approximately $2.3 million of financing costs to an affiliate of a Parent stockholder. As part of the 2003 Recapitalization, the Company paid approximately $7.9 million of financing costs to an affiliate of a Parent stockholder. During 2004, the Company paid an affiliate $1.1 million of financing costs relating to two separate amendments to the 2003 Agreement. A separate affiliate is counterparty to two interest rate derivative agreements with notional amounts totaling $400.0 million. In connection with the IPO, a separate affiliate was paid $7.0 million in underwriting fees.

At December 28, 2003, affiliates of Parent stockholders had term loan holdings of $36.2 million and senior subordinated note holdings of $15.0 million. At January 2, 2005, affiliates of Parent stockholders had term loan holdings of $28.5 million and senior subordinated note holdings of $10.9 million. Related interest expense to affiliates was approximately $2.0 million, $3.2 million and $2.6 million in 2002, 2003 and 2004, respectively.

(8)	STOCK OPTIONS

The Company accounts for stock-based compensation using the intrinsic method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the fair value of the stock at grant date over the amount an optionee must pay to acquire the stock.

The Parent has two stock option plans, both of which benefit certain of the Company’s employees and directors: the TISM, Inc. Stock Option Plan (the TISM Stock Option Plan) and the Domino’s Pizza, Inc. 2004 Equity Incentive Plan (the 2004 Stock Option Plan) (collectively, the Stock Options Plans). In connection with the IPO, the 2004 Stock Option Plan was adopted by the Board of Directors and the TISM Stock Option Plan was amended by the Board of Directors to prohibit the granting of additional stock options. As of January 2, 2005, the number of options granted and outstanding under the TISM Stock Option Plan was 5,520,540 shares of non-voting Common Stock. As of January 2, 2005, the maximum number of shares that may be granted under the 2004 Stock Option Plan is 5,600,000 shares of voting Common Stock.

Prior to the IPO, options granted under the TISM Stock Option Plan were generally granted at 100% of the Board of Directors’ estimate of fair value of the underlying stock on the date of grant, expire ten years from the date of grant and vest within five years from the date of grant. Subsequent to the IPO, options granted under the Stock Option Plan were granted at the market price at the date of the grant, expire ten years from the date of grant and generally vest within five years from the date of grant.

During 2004, the Company recorded deferred stock compensation of $253,000 relating to Parent stock options granted to employees at less than the Board of Directors’ estimate of fair value. These amounts are amortized using the straight-line method over the related vesting periods. During 2003, the Company recorded $1.9 million in non-cash compensation expense relating to Parent stock options granted to employees at less than the Board of Directors’ estimate of fair value. Additionally, the Company recorded $1.5 million in non-cash compensation expense related to the acceleration of the vesting periods on certain Parent stock options in connection with the 2003 Recapitalization. The Company recorded non-cash compensation expense, including the aforementioned amounts, of $3.4 million and $51,000 in 2003 and 2004, respectively. All non-cash compensation expenses are recorded in general and administrative expense.

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Activity related to the Stock Option Plans is summarized as follows:

	Common Stock Options			Class L Common Stock Options
	Outstanding	Exercisable	Weighted Average Exercise Price	Outstanding and Exercisable	Weighted Average Exercise Price
Options at December 30, 2001	3,345,380	1,492,651		14,814

Options granted	764,666		$5.25	-
Options cancelled	(66,066)		$1.59	-
Options exercised	(180,666)		$0.75	-

Options at December 29, 2002	3,863,314	1,872,626		14,814

Options granted	2,097,000		$8.75	-
Options cancelled	(36,934)		$6.20	-
Options exercised	(44,733)		$1.89	-

Options at December 28, 2003	5,878,647	3,942,647		14,814

Options granted	1,771,530		$13.87	-
Options cancelled	(150,341)		$9.23	-
Options exercised	(276,542)		$1.47	(14,814)	$60.75

Options at January 2, 2005	7,223,294	4,070,006		-

Options outstanding and exercisable at January 2, 2005 are as follows:

	Options Outstanding	Options Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Life
				(Years)
Non-Voting Common Stock	2,836,374	2,836,374	$0.75	4.9
Non-Voting Common Stock	724,439	724,439	$5.25	7.1
Non-Voting Common Stock	115,400	115,400	$10.05	8.0
Non-Voting Common Stock	1,791,667	393,793	$8.66	8.5
Non-Voting Common Stock	52,660	-	$9.75	9.0
Voting Common Stock	1,702,754	-	$14.00	9.5

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

For periods prior to the IPO, management has estimated the fair value of each option grant on the date of grant using the minimum value method and the following assumptions: risk free interest rates of 4.02%, 2.95% and 3.07% in 2002, 2003 and 2004, respectively; expected dividend yields of 0.0%; and expected lives of five years. For periods after the IPO, management has estimated the fair value of each option grant using the Black-Scholes option pricing method and the following assumptions: risk free interest rate of 3.66%, expected dividend yield of 1.86%; estimated volatility of 30.0%, and expected lives of five years. Approximate fair values per share of options granted are as follows:

	2002	2003	2004
Common Stock	$0.95	$1.19	$3.69

Option valuation models require the input of highly subjective assumptions. Because changes in subjective input assumptions can significantly affect the fair value estimate, in management’s opinion, existing models do not necessarily provide a reliable single measure of the fair value of the Parent’s stock options.

Had compensation cost for the Stock Option Plans been determined based on the fair value at the grant dates consistent with the method described in SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company’s net income would have decreased to the following pro forma amounts, which may not be representative of that to be expected in future years (in thousands):

	2002	2003	2004
Net income, as reported	$60,661	$38,824	$62,262
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	-	2,096	32
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(68)	(2,958)	(725)

Net income, pro forma	$60,593	$37,962	$61,569

(9)	SEGMENT INFORMATION

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

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates the performance of its segments and allocates resources to them based on earnings before interest, taxes, depreciation, amortization and other, referred to as Segment Income.

The tables below summarize the financial information concerning the Company’s reportable segments for 2002, 2003 and 2004. Intersegment Revenues are comprised of sales of food, equipment and supplies from the Domestic Distribution segment to the Company-owned stores in the Domestic Stores segment. Intersegment sales prices are market based. The “Other” column as it relates to Segment Income and income from operations information below primarily includes corporate administrative costs. In 2003, the “Other” column as it relates to Segment Income excludes $15.7 million of general and administrative costs, comprised of cash and non-cash compensation expenses, that were incurred in connection with the 2003 Recapitalization. In 2004, the “Other” column as it relates to Segment Income excludes $10.0 million of general and administrative costs that were incurred in connection with the IPO relating to the fee paid to terminate the Company’s management agreement with an affiliate. The “Other” column as it relates to capital expenditures primarily includes capitalized software and certain equipment and leasehold improvements. All amounts presented below are in thousands.

	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues-
2002	$517,200	$779,684	$81,762	$(103,666)	$-	$1,274,980
2003	519,879	821,695	96,386	(104,638)	-	1,333,322
2004	537,488	902,413	116,983	(110,387)	-	1,446,497
Segment Income-
2002	$137,626	$49,953	$25,910	N/A	$(24,227)	$189,262
2003	140,073	54,556	29,126	N/A	(21,055)	202,700
2004	145,387	57,044	34,510	N/A	(22,612)	214,329
Income from Operations-
2002	$126,714	$43,155	$25,141	N/A	$(36,940)	$158,070
2003	127,082	45,946	28,117	N/A	(41,987)	159,158
2004	131,518	46,110	34,079	N/A	(40,328)	171,379
Capital Expenditures-
2002	$26,218	$7,690	$722	N/A	$19,301	$53,931
2003	9,445	7,966	1,094	N/A	10,656	29,161
2004	4,713	8,616	3,532	N/A	22,902	39,763

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

The following table reconciles Total Segment Income to consolidated income before provision for income taxes:

	2002	2003	2004
Total Segment Income	$189,262	$202,700	$214,329
Depreciation and amortization	(28,273)	(29,822)	(31,705)
Gains (losses) on sale/disposal of assets	(2,919)	2,606	(1,194)
Other non-cash stock compensation expense	-	(592)	(51)
Termination of management agreement	-	-	(10,000)
2003 Recapitalization expenses	-	(15,734)	-

Income from operations	158,070	159,158	171,379

Interest income	537	386	556
Interest expense	(60,321)	(74,678)	(61,068)
Other	(1,836)	(22,747)	(10,832)

Income before provision for income taxes	$96,450	$62,119	$100,035

The following table summarizes the Company’s identifiable asset information as of December 28, 2003 and January 2, 2005:

	2003	2004
Domestic Stores	$103,967	$93,742
Domestic Distribution	106,476	114,226

Total domestic assets	210,443	207,968
International	26,597	34,688
Unallocated	214,949	204,691

Total consolidated assets	$451,989	$447,347

Unallocated assets primarily include cash and cash equivalents, advertising fund assets, investments in marketable securities, deferred financing costs, certain long-lived assets, deferred income taxes and assets relating to the fair value of derivatives.

The following table summarizes the Company’s goodwill balance as of December 28, 2003 and January 2, 2005:

	2003	2004
Domestic Stores	$21,197	$20,090
Domestic Distribution	1,067	1,067
International	1,168	1,798

Consolidated goodwill	$23,432	$22,955

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(10)	PERIODIC FINANCIAL DATA (Unaudited; in thousands)

The Company’s convention with respect to reporting periodic financial data is such that each of the first three fiscal quarters consists of twelve weeks while the last fiscal quarter consists of sixteen weeks or seventeen weeks. The fourth quarter of 2003 is comprised of sixteen weeks while the fourth quarter of 2004 is comprised of seventeen weeks.

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 23, 2003	June 15, 2003	September 7, 2003	December 28, 2003	December 28, 2003

Total revenues	$312,252	$295,216	$292,848	$433,006	$1,333,322

Income (loss) before provision for income taxes	29,117	28,298	(29,340)	34,044	62,119

Net income (loss)	18,344	17,541	(18,338)	21,277	38,824

	For the Fiscal Quarter Ended				For the Fiscal Year Ended
	March 21, 2004	June 13, 2004	September 5, 2004	January 2, 2005	January 2, 2005

Total revenues	$318,754	$324,236	$324,978	$478,529	$1,446,497

Income before provision for income taxes	29,572	25,513	1,548	43,402	100,035

Net income	18,408	15,882	954	27,018	62,262

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

(11)	SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The tables below present condensed consolidating financial information for the applicable periods for: (i) Domino’s, Inc.; (ii) on a combined basis, the guarantor subsidiaries of the 2011 Notes; and (iii) on a combined basis, the non-guarantor subsidiaries of the 2011 Notes. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$-	$44,663	$1,603	$-	$46,266
Accounts receivable	-	59,109	5,462	-	64,571
Advertising fund assets, restricted	-	-	30,544	-	30,544
Other current assets	7,664	35,243	2,128	-	45,035

Total current assets	7,664	139,015	39,737	-	186,416

PROPERTY, PLANT AND EQUIPMENT, NET	-	122,815	4,252	-	127,067

OTHER ASSETS	248,660	81,897	805	(192,856)	138,506

Total assets	$256,324	$343,727	$44,794	$(192,856)	$451,989

CURRENT LIABILITIES:
Current portion of long-term debt	$18,234	$221	$117	$-	$18,572
Accounts payable	-	45,372	11,556	-	56,928
Advertising fund liabilities	-	-	30,544	-	30,544
Other current liabilities	20,944	59,721	1,094	-	81,759

Total current liabilities	39,178	105,314	43,311	-	187,803

LONG-TERM LIABILITIES:
Long-term debt	934,914	5,931	320	-	941,165
Other long-term liabilities	321	40,521	268	-	41,110

Total long-term liabilities	935,235	46,452	588	-	982,275

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(718,089)	191,961	895	(192,856)	(718,089)

Total liabilities and stockholder’s equity (deficit)	$256,324	$343,727	$44,794	$(192,856)	$451,989

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	As of January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non - Guarantor Subsidiaries	Eliminations	Consolidated
CURRENT ASSETS:
Cash and cash equivalents	$3,124	$36,331	$941	$-	$40,396
Accounts receivable	-	65,404	7,734	-	73,138
Advertising fund assets, restricted	-	-	32,817	-	32,817
Other current assets	4,050	36,258	2,832	-	43,140

Total current assets	7,174	137,993	44,324	-	189,491

PROPERTY, PLANT AND EQUIPMENT, NET	-	130,853	6,030	-	136,883

OTHER ASSETS	227,984	71,578	1,481	(180,070)	120,973

Total assets	$235,158	$340,424	$51,835	$(180,070)	$447,347

CURRENT LIABILITIES:
Current portion of long-term debt	$25,000	$242	$53	$-	$25,295
Accounts payable	-	40,417	14,933	-	55,350
Advertising fund liabilities	-	-	32,817	-	32,817
Other current liabilities	10,672	63,755	1,773	-	76,200

Total current liabilities	35,672	104,414	49,576	-	189,662

LONG-TERM LIABILITIES:
Long-term debt	749,361	5,687	357	-	755,405
Other long-term liabilities	-	51,903	252	-	52,155

Total long-term liabilities	749,361	57,590	609	-	807,560

TOTAL STOCKHOLDER’S EQUITY (DEFICIT)	(549,875)	178,420	1,650	(180,070)	(549,875)

Total liabilities and stockholder’s equity (deficit)	$235,158	$340,424	$51,835	$(180,070)	$447,347

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Fiscal Year Ended December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,258,400	$16,580	$-	$1,274,980

OPERATING EXPENSES:
Cost of sales	-	932,872	12,883	-	945,755
General and administrative	-	167,028	4,127	-	171,155

Total operating expenses	-	1,099,900	17,010	-	1,116,910

INCOME FROM OPERATIONS	-	158,500	(430)	-	158,070

EQUITY EARNINGS IN SUBSIDIARIES	101,935	-	-	(101,935)	-
INTEREST INCOME (EXPENSE), NET	(60,013)	338	(109)	-	(59,784)
OTHER	(1,836)	-	-	-	(1,836)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	40,086	158,838	(539)	(101,935)	96,450

PROVISION (BENEFIT) FOR INCOME TAXES	(20,575)	56,364	-	-	35,789

NET INCOME (LOSS)	$60,661	$102,474	$(539)	$(101,935)	$60,661

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,310,965	$22,357	$-	$1,333,322

OPERATING EXPENSES:
Cost of sales	-	980,553	17,149	-	997,702
General and administrative	-	170,423	6,039	-	176,462

Total operating expenses	-	1,150,976	23,188	-	1,174,164

INCOME FROM OPERATIONS	-	159,989	(831)	-	159,158

EQUITY EARNINGS IN SUBSIDIARIES	99,839	-	-	(99,839)	-
INTEREST INCOME (EXPENSE), NET	(74,280)	300	(312)	-	(74,292)
OTHER	(22,747)	-	-	-	(22,747)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	2,812	160,289	(1,143)	(99,839)	62,119

PROVISION (BENEFIT) FOR INCOME TAXES	(36,012)	59,307	-	-	23,295

NET INCOME (LOSS)	$38,824	$100,982	$(1,143)	$(99,839)	$38,824

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	For the Fiscal Year Ended January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
REVENUES	$-	$1,416,728	$29,769	$-	$1,446,497

OPERATING EXPENSES:
Cost of sales	-	1,071,009	21,807	-	1,092,816
General and administrative	-	172,362	9,940	-	182,302

Total operating expenses	-	1,243,371	31,747	-	1,275,118

INCOME FROM OPERATIONS	-	173,357	(1,978)	-	171,379

EQUITY EARNINGS IN SUBSIDIARIES	105,672	-	-	(105,672)	-
INTEREST INCOME (EXPENSE), NET	(60,064)	(488)	40	-	(60,512)
OTHER	(10,832)	-	-	-	(10,832)

INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	34,776	172,869	(1,938)	(105,672)	100,035

PROVISION (BENEFIT) FOR INCOME TAXES	(27,486)	65,259	-	-	37,773

NET INCOME (LOSS)	$62,262	$107,610	$(1,938)	$(105,672)	$62,262

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

DOMINO’S, INC.

SUPPLEMENTAL GUARANTOR CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Fiscal year ended December 29, 2002
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(53,686)	$156,499	$1,254	$-	$104,067

Capital expenditures	-	(53,059)	(872)	-	(53,931)
Other	-	(18,083)	-	-	(18,083)

Net cash used in investing activities	-	(71,142)	(872)	-	(72,014)

Proceeds from issuance of long-term debt	365,000	-	-	-	365,000
Repayments of long-term debt	(417,027)	-	(709)	-	(417,736)
Other	105,713	(118,742)	-	-	(13,029)

Net cash provided by (used in) financing activities	53,686	(118,742)	(709)	-	(65,765)

Effect of exchange rate changes on cash and cash equivalents	-	32	96	-	128

Decrease in cash and cash equivalents	-	(33,353)	(231)	-	(33,584)

Cash and cash equivalents, at beginning of period	-	57,730	1,181	-	58,911

Cash and cash equivalents, at end of period	$-	$24,377	$950	$-	$25,327

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended December 28, 2003
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(71,336)	$173,280	$1,264	$-	$103,208

Capital expenditures	-	(28,461)	(700)	-	(29,161)
Other	-	9,597	-	-	9,597

Net cash used in investing activities	-	(18,864)	(700)	-	(19,564)

Proceeds from issuance of long-term debt	1,010,090	-	-	-	1,010,090
Repayments of long-term debt and capital lease obligation	(662,368)	(79)	(45)	-	(662,492)
Other	(276,386)	(134,095)	-	-	(410,481)

Net cash provided by (used in) financing activities	71,336	(134,174)	(45)	-	(62,883)

Effect of exchange rate changes on cash and cash equivalents	-	44	134	-	178

Increase in cash and cash equivalents	-	20,286	653	-	20,939

Cash and cash equivalents, at beginning of period	-	24,377	950	-	25,327

Cash and cash equivalents, at end of period	$-	$44,663	$1,603	$-	$46,266

DOMINO’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

	Fiscal year ended January 2, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(70,217)	$181,760	$1,888	$-	$113,431

Capital expenditures	-	(36,735)	(3,028)	-	(39,763)
Other	-	3,493	-	-	3,493

Net cash used in investing activities	-	(33,242)	(3,028)	-	(36,270)

Proceeds from issuance of long-term debt	-	-	92	-	92
Repayments of long-term debt and capital lease obligation	(180,334)	(223)	(151)	-	(180,708)
Other	253,675	(156,806)	-	-	96,869

Net cash provided by (used in) financing activities	73,341	(157,029)	(59)	-	(83,747)

Effect of exchange rate changes on cash and cash equivalents	-	179	537	-	716

Increase (decrease) in cash and cash equivalents	3,124	(8,332)	(662)	-	(5,870)

Cash and cash equivalents, at beginning of period	-	44,663	1,603	-	46,266

Cash and cash equivalents, at end of period	$3,124	$36,331	$941	$-	$40,396

Management’s Statement of Responsibility for Financial Statements

To Our Shareholders:

Management is responsible for the preparation, integrity and fair presentation of the consolidated financial statements, related notes and other information included in this Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include management’s reasonable estimates and judgments, where applicable. Other information contained in this Form 10-K is derived from the consolidated financial statements.

The Company maintains a system of internal controls over its accounting and financial reporting processes that are designed to provide reasonable assurance that assets are safeguarded, that transactions are executed as authorized and that transactions are recorded and properly reported. This system is supported by formal policies and procedures, an employee code of conduct, appropriate divisions of responsibility and authority and utilization of an internal audit function. Management continuously reviews and, if appropriate, revises its internal control systems to address deficiencies or otherwise improve the system. Additionally, management considers the recommendations of its independent auditors, PricewaterhouseCoopers LLP, concerning the Company’s system of internal controls and responds to those recommendations as appropriate.

The consolidated financial statements have been audited by PricewaterhouseCoopers LLP, who were given access to all of the Company’s financial records. Their report is included in this Form 10-K.

The Board of Directors has an Audit Committee that meets periodically with management and representatives from our internal audit staff and PricewaterhouseCoopers LLP. The Audit Committee provides oversight to our financial reporting process and our system of internal controls.

While every internal control system, no matter how well designed, has inherent limitations, management believes that, as of January 2, 2005, the Company’s system of internal controls was adequate to accomplish the objectives outlined above.

/s/ Harry J. Silverman

Harry J. Silverman

Chief Financial Officer

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. An evaluation was performed, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of January 2, 2005 were effective in ensuring that information required to be disclosed in this annual report was recorded, processed, summarized, and reported within the time period required by the rules and regulations of the Securities and Exchange Commission.

There were no changes in the Company’s internal controls over financial reporting for the quarter ended January 2, 2005 that have materially affected, or are reasonably likely to materially affect, such controls.

Item 9B. Other Information.

On March 15, 2005, the Board of Directors approved an amendment (the “Amended Grants”) to two stock option grants, each for 504,172 shares, to David A. Brandon, our Chief Executive Officer, under the TISM, Inc. Fourth Amended and Restated Stock Option Plan (the “TISM Stock Plan”) on March 23, 1999. The Amended Grants deleted Section 5 from the original grants that related to the Company’s and Mr. Brandon’s ability to purchase or sell the option shares. The general form of option agreement under the TISM Stock Plan contained a provision that terminated the effectiveness of Section 5 upon the Company’s IPO, which occurred in July 2004. The Amended Grants conform Mr. Brandon’s initial option grants to the general TISM Stock Plan option grants.

Part III

Item 10. Directors and Executive Officers of the Registrants.

The following table sets forth information about our executive officers and directors.

Name	Age	Position
David A. Brandon	52	Chairman, Chief Executive Officer and Director
Harry J. Silverman	46	Chief Financial Officer, Executive Vice President of Finance and Director
Michael D. Soignet	45	Executive Vice President of Maintain High Standards – Distribution
J. Patrick Doyle	41	Executive Vice President of Domino’s Pizza, Inc. and Leader of Team U.S.A.
James G. Stansik	49	Executive Vice President of Flawless Execution – Franchise Operations
Ken C. Calwell	42	Executive Vice President of Build the Brand
Michael T. Lawton	46	Executive Vice President of International
Patricia A. Wilmot	56	Executive Vice President of PeopleFirst
Elisa D. Garcia C.	47	Executive Vice President, General Counsel and Secretary
Lynn M. Liddle	48	Executive Vice President of Communications and Investor Relations
Timothy J. Monteith	52	Chief Information Officer
Andrew B. Balson	38	Director
Dennis F. Hightower	63	Director
Mark E. Nunnelly	46	Director
Robert M. Rosenberg	67	Director

David A. Brandon has served as our Chairman, Chief Executive Officer and as a Director since March 1999. Mr. Brandon has also served as Chairman, Chief Executive Officer and as a Manager of Domino’s Pizza LLC since March 1999. Mr. Brandon was President and Chief Executive Officer of Valassis, Inc., a company in the sales promotion and coupon industries, from 1989 to 1998 and Chairman of the Board of Directors of Valassis, Inc. from 1997 to 1998. Mr. Brandon serves on the Boards of Directors of The TJX Companies, Inc., Burger King Corporation and Kaydon Corporation. Mr. Brandon also serves on the Board of Regents for the University of Michigan.

Harry J. Silverman has served as our Chief Financial Officer, Executive Vice President of Finance since 1993 and as a Director since July 2004. Mr. Silverman has served as Vice President of Domino’s, Inc. since December 1998 and as Treasurer of Domino’s, Inc. from February 2000 to September 2001. Mr. Silverman joined Domino’s in 1985. On December 14, 2004, Mr. Silverman announced a two-year transition plan for his retirement. Mr. Silverman’s retirement will be effective December 31, 2005. Mr. Silverman has entered into a consulting agreement with the Company that has a term from January 1, 2006 through December 31, 2006. Mr. Silverman serves on the Board of Directors of Able Laboratories, Inc.

Michael D. Soignet has served as our Executive Vice President of Maintain High Standards – Distribution since 1993, overseeing global distribution center operations. Mr. Soignet joined Domino’s in 1981.

J. Patrick Doyle has served as our Executive Vice President of Domino’s Pizza, Inc. and Leader of Team U.S.A. since October 2004. Mr. Doyle served as our Executive Vice President of International from May 1999 to October 2004 and as interim Executive Vice President of Build the Brand from December 2000 to July 2001. Mr. Doyle served as Senior Vice President of Marketing from the time he joined Domino’s in 1997 until May 1999.

James G. Stansik has served as our Executive Vice President of Flawless Execution – Franchise Operations since December 2003. Mr. Stansik served as Special Assistant to the Chief Executive Officer from August 1999 through December 2003 and also served as interim Executive Vice President of Flawless Execution – Corporate Operations of Domino’s from July 2000 through January 2001. Mr. Stansik was Senior Vice President of Franchise Administration of Domino’s from 1994 through August 1999. Mr. Stansik joined Domino’s in 1985.

Ken C. Calwell has served as our Executive Vice President of Build the Brand since July 2001. Mr. Calwell served as vice president – new product marketing, research and testing for Wendy’s International Inc. from 1998 to June 2001.

Michael T. Lawton has served as our Executive Vice President of International since October 2004. Mr. Lawton served as Senior Vice President Finance and Administration of Domino’s Pizza International, Inc. from June 1999 to October 2004.

Patricia A. Wilmot has served as our Executive Vice President of PeopleFirst since July 2000. Ms. Wilmot was a human resources consultant from May 1999 to June 2000. Ms. Wilmot served as vice president, human resources for Brach & Brock Confections from January 1998 to May 1999.

Elisa D. Garcia C. has served as our Executive Vice President and General Counsel since April 2000. She has also served as our secretary since May 2000. Ms. Garcia was regional counsel for Philip Morris International Inc.’s northern Latin America region from 1998 to April 2000, prior to which she was assistant regional counsel for Latin America since 1994.

Lynn M. Liddle has served as Executive Vice President of Communications and Investor Relations since November 2002. Prior to joining Domino’s, Ms. Liddle was vice president, investor relations and communications center, for Valassis, Inc. from 1992 to November 2002.

Timothy J. Monteith has served as our Chief Information Officer since October 1999. Mr. Monteith served as the Senior Vice President of Information Services and Administration of Domino’s from 1992 to 1999.

Andrew B. Balson has served on our board of directors since March 1999. Mr. Balson also serves on the Audit Committee of the board of directors. Mr. Balson has been a Managing Director of Bain Capital, a global investment company, since January 2001. Mr. Balson became a Principal of Bain Capital in June 1998. Mr. Balson serves on the Boards of Directors of Burger King Corporation and UGS Corp. as well as a number of other private companies.

Dennis F. Hightower has served on our board of directors since February 2003, serves as the Chair of the Audit Committee of our board of directors and serves as the Chair of the Nominating and Corporate Governance Committee. Mr. Hightower served as chief executive officer of Europe Online Networks, S.A., a broadband interactive entertainment provider, from May 2000 to March 2001. He was Professor of Management at the Harvard Business School from July 1997 to May 2000. He was previously employed by The Walt Disney Company, serving as president of Walt Disney Television & Telecommunications, president of Disney Consumer Products (Europe, Middle East and Africa) and related service in executive positions in Europe. He serves on the Boards of Directors of Accenture, Ltd., The Gillette Company, Northwest Airlines, Inc. and The TJX Companies, Inc.

Mark E. Nunnelly has served on our board of directors since December 1998. Mr. Nunnelly is a Managing Director of Bain Capital, a global investment company. Mr. Nunnelly serves on the Boards of Directors of Houghton-Mifflin Company, Warner Music and DoubleClick, Inc., as well as a number of private companies and not-for-profit corporations.

Robert M. Rosenberg has served on our board of directors since April 1999 and serves as the Chair of the Compensation Committee. Mr. Rosenberg also serves on the Audit Committee of the board of directors. Mr. Rosenberg served as president and chief executive officer of Allied Domecq Retailing, USA from 1993 to August 1999 when he retired. Allied Domecq Retailing, USA is comprised of Dunkin’ Donuts, Baskin-Robbins and Togo’s Eateries. Mr. Rosenberg also serves on the Boards of Directors of Sonic Corp. and Buffets, Inc.

Robert Ruggiero, Jr. resigned as a member of the Board of Directors effective April 21, 2004. There were no disagreements with management.

Item 11. Executive Compensation.

Information regarding executive compensation is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 2, 2005. However, no information set forth in the proxy statement regarding the Audit Committee Report or the performance graph shall be deemed incorporated by reference into this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Information regarding security ownership of certain beneficial owners and management and related stockholders matters is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 2, 2005.

Item 13. Certain Relationships and Related Transactions.

Information regarding certain relationships and related transactions is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 2, 2005.

Item 14. Principal Accountant Fees and Services.

Information regarding principal accountant fees and services is incorporated by reference from Domino’s Pizza, Inc.’s definitive proxy statement which will be filed within 120 days of January 2, 2005.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) 1.	Financial Statements: The following financial statements for each of Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries are included in Item 8, “Financial Statements and Supplementary Data”:

Report of Independent Accountants

Consolidated Balance Sheets as of December 28, 2003 and January 2, 2005

Consolidated Statements of Income for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005

Consolidated Statements of Comprehensive Income for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005

Consolidated Statements of Stockholders’ Deficit for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005

Consolidated Statements of Cash Flows for the Years Ended December 29, 2002, December 28, 2003 and January 2, 2005

Notes to Consolidated Financial Statements

Management’s Statement of Responsibility for Financial Statements

2.	Financial Statement Schedules: The following financial statement schedule is attached to this report.

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required, or the information is included in the financial statements or the notes thereto.

3.	Exhibits: Certain of the following Exhibits have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933 and the Securities Exchange Act of 1934. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated herein by reference.

Exhibit Number	Description

3.1	Form of Second Restated Certificate of Incorporation of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.1 to the Domino’s Pizza, Inc. registration statement on Form S-1 filed with the Securities and Exchange Commission on April 13, 2004 (Reg. No. 333-114442), (the “S-1”)).

3.2	Form of Amended and Restated By-Laws of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 3.2 to the S-1.

3.3	Amended and Restated Certificate of Incorporation of Domino’s, Inc. (Incorporated by reference to Exhibit 3.1 to the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on March 22, 1999 (Reg. No. 333-74797), (the “1999 S-4”)).

3.4	Amended and Restated By-Laws of Domino’s, Inc. (Incorporated by reference to Exhibit 3.2 to the 1999 S-4).

3.5	Articles of Organization of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.3 to the registrant’s registration statement on Form S-4 filed with the Securities and Exchange Commission on December 5, 2003 (Reg. No. 333-107774), (the “2003 S-4”)).

3.6	Certificate of Amendment to the Articles of Organization for Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.4 to the 2003 S-4).

3.7	By-laws of Domino’s Pizza LLC (Incorporated by reference to Exhibit 3.5 to the 2003 S-4).

3.8	Articles of Incorporation of Domino’s Franchise Holdings Co. (Incorporated by reference to Exhibit 3.7 to the 1999 S-4).

3.9	By-laws of Domino’s Franchise Holding Co. (Incorporated by reference to Exhibit 3.8 to the 1999 S-4).

3.10	Amended and Restated Certificate of Incorporation of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.9 to the 1999 S-4).

3.11	Amended and Restated By-laws of Domino’s Pizza International, Inc. (Incorporated by reference to Exhibit 3.10 to the 1999 S-4).

3.12	Amended and Restated Articles of Incorporation of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.11 to the 1999 S-4).

3.13	Amended and Restated By-laws of Domino’s Pizza International Payroll Services, Inc. (Incorporated by reference to Exhibit 3.12 to the 1999 S-4).

3.14	Articles of Incorporation of Domino’s Pizza—Government Services Division, Inc. (Incorporated by reference to Exhibit 3.13 to the 1999 S-4).

3.15	By-laws of Domino’s Pizza—Government Services Division, Inc. (Incorporated by reference to Exhibit 3.14 to the 1999 S-4).

3.16	Articles of Incorporation of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.5 to Domino’s, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2000 (Reg. No. 333-74797) (the “1999 10-K”).

3.17	By-laws of Domino’s Pizza PMC, Inc. (Incorporated by reference to Exhibit 3.6 to the 1999 10-K).

3.18	Memorandum of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.16 to the 2003 S-4).

3.19	Articles of Association of Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 3.17 to the 2003 S-4).

4.1	Execution copy of Indenture dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. and BNY Midwest Trust Company, as trustee (Incorporated by reference to Exhibit 4.4 to the 2003 S-4).

4.2	Registration Rights Agreement dated June 25, 2003 by and among Domino’s, Inc., Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. and J.P. Morgan Securities Inc., Banc of America Securities LLC, Banc One Capital Markets, Inc., Bear, Stearns & Co. Inc., Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Goldman, Sachs & Co. and Lehman Brothers Inc. (Incorporated by reference to Exhibit 4.7 to the registrant’s Current Report on Form 8-K filed with the Commission on June 26, 2003 (Reg. No. 333-74797) (the “June 26, 2003 8-K”)).

4.3	Form of 8 1/4% Senior Subordinated Notes due 2011 (contained in Exhibit 4.1).

10.1	Lease Agreement dated as of December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s, Inc. (Incorporated by reference to Exhibit 10.3 to the 1999 S-4).

10.2	Amendment, dated February 7, 2000, to Lease Agreement dated December 21, 1998 by and between Domino’s Farms Office Park Limited Partnership and Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.32 of the registrant’s annual report on Form 10-K for the year ended December 31, 2000 (Reg. No. 333-74797), (the “2000 10-K”)).

10.3	First Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of August 8, 2002, by and between Domino’s Farms Office Park L.L.C. and Domino’s Pizza, LLC (Incorporated by reference to Exhibit 10.5 of the registrant’s annual report on Form 10-K for the year ended December 29, 2002 (Reg. No. 333-74797), (the “2002 10-K”)).

10.4	Second Amendment to a Lease Agreement between Domino’s Farms Office Park, L.L.C. and Domino’s Pizza LLC, dated as of May 5, 2004. (Incorporated by reference to Exhibit 10.34 to the S-1.)

10.5	Form of Amended and Restated Stockholders Agreement by and among Domino’s Pizza, Inc., Domino’s, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P., RGIP, LLC, DP Investors I, LLC, DP Investors II, LLC, J.P. Morgan Capital Corporation, Sixty Wall Street Fund, L.P., DP Transitory Corporation, Thomas S. Monaghan, individually and in his capacity as trustee, and Marjorie Monaghan, individually and in her capacity as trustee, Harry J. Silverman, Michael D. Soignet and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the S-1).

10.6	Form of Amended and Restated Franchisee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and certain franchisee stockholders of Domino’s Pizza, Inc. (Incorporated by reference to Exhibit 10.26 to the S-1).

10.7	Form of Amended and Restated Employee Stockholders Agreement by and among Domino’s Pizza, Inc., Bain Capital Fund VI, L.P., Bain Capital VI Coinvestment Fund, L.P., BCIP, PEP Investments PTY, Ltd., Sankaty High Yield Asset Partners, L.P., Brookside Capital Partners Fund, L.P. and the employee stockholders identified therein. (Incorporated by reference to Exhibit 10.27 to the S-1).

10.8	Senior Executive Deferred Bonus Plan of Domino’s, Inc. dated as of December 21, 1998 (Incorporated by reference to Exhibit 10.6 to the 1999 S-4).

10.9	Domino’s Pizza, Inc. Deferred Compensation Plan adopted effective January 4, 1999 (Incorporated by reference to Exhibit 10.7 to the 1999 S-4).

10.10	Amendment to the Domino’s Pizza, Inc. Deferred Compensation Plan (Incorporated by reference to Exhibit 10.8 to the 1999 10-K).

10.11	TISM, Inc. Fourth Amended and Restated Stock Option Plan (“TISM Option Plan”) (Incorporated by reference to Exhibit 10.6 to the June 26, 2003 8-K).

10.12	Form of Domino’s Pizza, Inc. Equity Incentive Plan (Incorporated by reference to Exhibit 10.30 to the S-1).

10.13	Form of Domino’s Pizza, Inc. 2004 Employee Stock Payroll Deduction Plan (Incorporated by reference to Exhibit 10.31 to the S-1).

10.14	Form of Domino’s Pizza, Inc. Dividend Reinvestment & Direct Stock Purchase and Sale Plan (Incorporated by reference to Exhibit 10.32 to the S-1).

10.15	Amended and Restated Employment Agreement dated as of December 14, 2004 between Domino’s Pizza LLC and Harry J. Silverman. (Incorporated by reference to Exhibit 10.01 to Domino’s, Pizza Inc.’s Current Report on Form 8-K filed on December 14, 2004, (the “December 2004 8-K”)).

10.16	Consulting Agreement dated as of December 14, 2004 between Domino’s Pizza LLC and Harry J. Silverman. (Incorporated by reference to Exhibit 10.01 to the December 2004 8-K).

10.17	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and Michael D. Soignet (Incorporated by reference to Exhibit 10.38 to the 2001 10-K).

10.18	Employment agreement dated as of January 1, 2002 between Domino’s Pizza LLC and J. Patrick Doyle (Incorporated by reference to Exhibit 10.39 to the 2001 10-K).

10.19	Amendment No. 1, dated October 4, 2004, to the Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and J. Patrick Doyle.

10.20	Employment Agreement dated as of January 1, 2002 between Domino’s Pizza LLC and James G. Stansik. (Incorporated by reference to Exhibit 10.16 of the registrant’s annual report on Form 10-K for the year ended December 28, 2003 (Reg. No. 333-107774), (the “2003 10-K”)).

10.21	Employment Agreement dated as of June 1, 2003 between David A. Brandon and TISM, Inc., Domino’s, Inc. and Domino’s Pizza LLC (Incorporated by reference to Exhibit 10.5 to the June 26, 2003 8-K).

10.22	Time Sharing Agreement dated as of December 2, 2002 between Domino’s Pizza LLC and David A. Brandon (Incorporated by reference to Exhibit 10.27 to the 2002 10-K).

10.23	Form of Amended and Restated Stock Option Agreement of David A. Brandon under the TISM Option Plan.

10.24	Purchase Agreement dated as of June 18, 2003 by and among JP Morgan, as representative of itself and Banc of America Securities, Inc. Bear Stearns & Co., Inc., Citigroup, Credit Suisse First Boston, Goldman Sachs and Lehman Brothers, Domino’s, Inc. Domino’s Franchise Holding Co., Domino’s Pizza LLC, Domino’s Pizza PMC, Inc., Domino’s Pizza International, Inc., Domino’s Pizza International Payroll Services, Inc., Domino’s Pizza—Government Services Division, Inc. and Domino’s Pizza NS Co. (Incorporated by reference to Exhibit 10.1 to the June 26, 2003 8-K).

10.25	Credit Agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., as guarantor, the lenders listed therein, as lenders, JPMorgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.2 to the June 26, 2003 8-K).

10.26	First Amendment to Credit Agreement, dated as of November 25, 2003, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.21 to the 2003 10-K).

10.27	Second Amendment and Consent to Credit Agreement, dated as of May 6, 2004, among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent (Incorporated by reference to Exhibit 10.1 to the Domino’s, Inc. Current Report on Form 8-K filed on May 7, 2004).

10.28	Third Amendment to Credit Agreement, dated as of November 30, 2004 among Domino’s, Inc., as borrower, TISM, Inc., JPMorgan Securities Inc., as sole lead arranger and book runner, the lenders listed therein, as lenders, JP Morgan Chase Bank, as administrative agent, Citicorp North America, Inc., as syndication agent, and Bank One, NA, as documentation agent.

10.29	Pledge agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and certain other respective subsidiaries, and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.4 to the June 26, 2003 8-K).

10.30	Security agreement, dated as of July 29, 2002, and amended and restated as of June 25, 2003, among Domino’s, Inc., TISM, Inc. and JPMorgan Chase Bank, as collateral agent (Incorporated by reference to Exhibit 10.4 to the June 26, 2003 8-K).

10.31	Assumption Agreement, dated as of May 12, 2004, made by Domino’s Pizza, Inc. as a New Credit Agreement Party (Incorporated by reference to Exhibit 10.36 to the S-1).

10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.33 to the S-1).

10.33	TISM, Inc. Class A-3 Stock Option Agreement with Dennis F. Hightower, dated as of February 25, 2003 (Incorporated by reference to Exhibit 10.1 of the registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 23, 2003).

10.34	Board of Directors Compensation Schedule.

21.1	Subsidiaries of Domino’s Pizza, Inc.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

99.1	Risk Factors

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed with or furnished to the SEC during the period covered by this report:

Current Report on Form 8-K of Domino’s Pizza, Inc. dated October 5, 2004, which included a press release announcing changes in management.

Current Report on Form 8-K of Domino’s Pizza, Inc. and Domino’s, Inc. dated October 19, 2004, which included a press release announcing the Company’s third quarter 2004 financial results.

Current Report on Form 8-K of Domino’s Pizza, Inc. dated December 3, 2004, which included a press release announcing an amendment to the Domino’s, Inc. Credit Agreement.

Current Report on Form 8-K of Domino’s Pizza, Inc. dated December 15, 2004, which included a press release announcing changes in directors and management.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors

Domino’s Pizza, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 23, 2005 of Domino’s Pizza, Inc. and subsidiaries (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 23, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Domino’s, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 23, 2005 of Domino’s, Inc. and subsidiaries (which report and consolidated financial statements are included in this Form 10-K) also included an audit of the financial statement schedule listed in Item 15 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Detroit, Michigan

February 23, 2005.

SCHEDULE II – VALUATION and QUALIFYING ACCOUNTS

Domino’s Pizza, Inc. and Subsidiaries

Domino’s, Inc. and Subsidiaries

(in thousands)	Balance Beginning of Year	Provision (Benefit)	Additions / Deductions from Reserves *	Translation Adjustments	Balance End of Year
Allowance for doubtful accounts receivable:
2004	$3,869	$1,259	$(563)	$161	$4,726
2003	3,764	1,222	(1,242)	125	3,869
2002	6,071	650	(3,036)	79	3,764

Allowance for doubtful notes receivable:
2004	$2,131	$181	$(116)	$(1)	$2,195
2003	3,684	(1,434)	(139)	20	2,131
2002	3,493	(1,091)	1,275	7	3,684

* Consists primarily of write-offs, recoveries of bad debt and certain reclassifications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this annual report to be signed on their behalf by the undersigned, thereunto duly authorized, in the Township of Ann Arbor, State of Michigan on the 17th day of March, 2005.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.

/s/ Harry J. Silverman
Harry J. Silverman
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities indicated on March 17, 2005.

/s/ David A. Brandon
David A. Brandon	Chairman, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Harry J. Silverman
Harry J. Silverman	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)

/s/ Andrew B. Balson
Andrew B. Balson	Director

/s/ Dennis F. Hightower
Dennis F. Hightower	Director

/s/ Mark E. Nunnelly
Mark E. Nunnelly	Director

/s/ Robert M. Rosenberg
Robert M. Rosenberg	Director