Form 10-Q
period 2006-06-18
DOMINOS INC; DOMINOS PIZZA INC
filed 2006-07-20
CIK 1079458, 1286681

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 18, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:              to

Commission file numbers:

Domino’s Pizza, Inc. 333-114442

Domino’s, Inc. 333-107774

Domino’s Pizza, Inc.

Domino’s, Inc.

(Exact name of registrant as specified in its charter)

Delaware Delaware	38-2511577 38-3025165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30 Frank Lloyd Wright Drive

Ann Arbor, Michigan 48106

(Address of principal executive offices)

(734) 930-3030

(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐ (only with respect to Domino’s Pizza, Inc.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 15, 2006, Domino’s Pizza, Inc. had 62,181,657 shares of common stock, par value $0.01 per share, outstanding. As of July 15, 2006, Domino’s, Inc. had 10 shares of common stock, par value $0.01 per share, outstanding. All of the stock of Domino’s, Inc. was held by Domino’s Pizza, Inc.

This Quarterly Report on Form 10-Q is a combined quarterly report being filed separately by two registrants: Domino’s Pizza, Inc. and Domino’s, Inc. Except where the context clearly indicates otherwise, any references in this report to Domino’s Pizza, Inc. includes all subsidiaries of Domino’s Pizza, Inc., including Domino’s, Inc. Domino’s, Inc. makes no representation as to the information contained in this report in relation to Domino’s Pizza, Inc. and its subsidiaries, other than Domino’s, Inc. and its subsidiaries.

Domino’s Pizza, Inc.

Domino’s, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands)	June 18, 2006	January 1, 2006 (Note)
Assets
Current assets:
Cash and cash equivalents	$23,712	$66,919
Accounts receivable	69,243	74,437
Inventories	20,207	24,231
Notes receivable	430	408
Prepaid expenses and other	20,620	13,771
Advertising fund assets, restricted	23,946	35,643
Deferred income taxes	5,884	5,937

Total current assets	164,042	221,346

Property, plant and equipment:
Land and buildings	21,943	22,107
Leasehold and other improvements	83,925	82,802
Equipment	165,159	163,840
Construction in progress	3,331	2,892

	274,358	271,641
Accumulated depreciation and amortization	(147,976)	(140,186)

Property, plant and equipment, net	126,382	131,455

Other assets:
Deferred financing costs	10,436	11,652
Goodwill	21,908	22,084
Capitalized software, net	18,663	20,337
Other assets	12,639	15,543
Deferred income taxes	40,958	38,657

Total other assets	104,604	108,273

Total assets	$395,028	$461,074

Liabilities and stockholders’ deficit
Current liabilities:
Current portion of long-term debt	$316	$35,304
Accounts payable	52,278	60,330
Accrued income taxes	427	8,660
Insurance reserves	9,404	9,681
Advertising fund liabilities	23,946	35,643
Other accrued liabilities	73,518	67,767

Total current liabilities	159,889	217,385

Long-term liabilities:
Long-term debt, less current portion	788,446	702,358
Insurance reserves	24,762	23,640
Other accrued liabilities	31,043	28,676

Total long-term liabilities	844,251	754,674

Stockholders’ deficit:
Common stock	621	672
Additional paid-in capital	125,096	259,695
Retained deficit	(742,123)	(777,906)
Accumulated other comprehensive income	7,294	6,554

Total stockholders’ deficit	(609,112)	(510,985)

Total liabilities and stockholders’ deficit	$395,028	$461,074

Note: The balance sheet at January 1, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Income

(Unaudited)

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
(In thousands, except per share data)	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Revenues:
Domestic Company-owned stores	$90,225	$91,674	$186,703	$189,900
Domestic franchise	35,762	37,237	73,892	76,470
Domestic distribution	170,048	188,225	352,436	390,042
International	31,706	29,818	62,364	60,210

Total revenues	327,741	346,954	675,395	716,622

Cost of sales:
Domestic Company-owned stores	71,230	73,093	146,436	151,232
Domestic distribution	151,605	170,213	314,248	352,323
International	16,141	15,249	31,652	31,655

Total cost of sales	238,976	258,555	492,336	535,210

Operating margin	88,765	88,399	183,059	181,412

General and administrative	42,366	42,251	82,769	85,215

Income from operations	46,399	46,148	100,290	96,197

Interest income	123	76	479	289
Interest expense	(12,899)	(10,562)	(24,964)	(21,178)

Income before provision for income taxes	33,623	35,662	75,805	75,308

Provision for income taxes	9,117	12,541	25,147	27,507

Net income	$24,506	$23,121	$50,658	$47,801

Earnings per share:
Common stock – basic	$0.40	$0.35	$0.79	$0.71
Common stock – diluted	0.39	0.34	0.77	0.69

Dividends declared per share	$0.12	$0.10	$0.24	$0.20

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Two Fiscal Quarters Ended
(In thousands)	June 18, 2006	June 19, 2005
Cash flows from operating activities:
Net income	$50,658	$47,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,974	14,686
Amortization of deferred financing costs and debt discount	1,580	1,450
Provision (benefit) for deferred income taxes	(2,268)	579
Non-cash compensation expense	2,090	1,040
Other	6	923
Changes in operating assets and liabilities	(13,116)	(7,545)

Net cash provided by operating activities	53,924	58,934

Cash flows from investing activities:
Capital expenditures	(9,447)	(15,210)
Other	1,162	2,486

Net cash used in investing activities	(8,285)	(12,724)

Cash flows from financing activities:
Net proceeds from issuance of common stock	2,246	621
Repurchase of common stock	(145,000)	(75,000)
Proceeds from issuance of long-term debt	100,000	40,000
Repayments of long-term debt and capital lease obligation	(45,128)	(50,136)
Cash paid for financing fees	(250)	(514)
Common stock dividends	(7,419)	(6,903)
Proceeds from exercise of stock options	2,955	2,595
Tax benefit from exercise of stock options	3,666	12,664
Other	—	722

Net cash used in financing activities	(88,930)	(75,951)

Effect of exchange rate changes on cash and cash equivalents	84	(151)

Decrease in cash and cash equivalents	(43,207)	(29,892)

Cash and cash equivalents, at beginning of period	66,919	40,396

Cash and cash equivalents, at end of period	$23,712	$10,504

See accompanying notes.

Domino’s Pizza, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited; tabular amounts in thousands, except percentages, share and per share amounts)

June 18, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. For further information, refer to the consolidated financial statements and footnotes for the fiscal year ended January 1, 2006 included in our annual report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring items, considered necessary for a fair presentation have been included. Operating results for the fiscal quarter and two fiscal quarters ended June 18, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2006.

Domino’s Pizza, Inc. is the parent and holding company of Domino’s, Inc. Accordingly, all 10 outstanding shares of Domino’s, Inc. common stock, par value $0.01 per share, are owned by Domino’s Pizza, Inc. As the holding company of Domino’s, Inc., Domino’s Pizza, Inc. does not conduct ongoing business operations. As a result, the financial information for Domino’s Pizza, Inc. and subsidiaries and Domino’s, Inc. and subsidiaries is substantially similar. As the differences are minor, we have presented Domino’s Pizza, Inc. and subsidiaries information throughout this filing, except for the supplemental guarantor condensed consolidating financial statements of Domino’s, Inc. and subsidiaries included in Note 9.

2. Comprehensive Income

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Net income	$24,506	$23,121	$50,658	$47,801
Unrealized gains (losses) on derivative instruments, net of tax	1,012	(1,730)	1,591	1,475
Reclassification adjustment for gains included in net income, net of tax	(885)	(644)	(1,554)	(942)
Currency translation adjustment	566	(689)	703	(1,387)

Comprehensive income	$25,199	$20,058	$51,398	$46,947

3. Segment Information

The following table summarizes revenues, income from operations and earnings before interest, taxes, depreciation, amortization and other, which is the measure by which management allocates resources to its segments and which we refer to as Segment Income, for each of our reportable segments.

	Fiscal Quarters Ended June 18, 2006 and June 19, 2005
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2006	$125,987	$193,668	$31,706	$(23,620)	$—	$327,741
2005	128,911	214,851	29,818	(26,626)	—	346,954
Income from operations –
2006	$32,371	$12,623	$11,006	N/A	$(9,601)	$46,399
2005	33,689	11,719	9,331	N/A	(8,591)	46,148
Segment Income –
2006	$35,657	$14,815	$11,281	N/A	$(6,441)	$55,312
2005	36,562	14,132	9,702	N/A	(6,302)	54,094

	Two Fiscal Quarters Ended June 18, 2006 and June 19, 2005
	Domestic Stores	Domestic Distribution	International	Intersegment Revenues	Other	Total
Revenues –
2006	$260,595	$401,486	$62,364	$(49,050)	$—	$675,395
2005	266,370	445,826	60,210	(55,784)	—	716,622
Income from operations –
2006	$69,012	$27,339	$22,201	N/A	$(18,262)	$100,290
2005	70,955	24,799	17,927	N/A	(17,484)	96,197
Segment Income –
2006	$75,303	$31,674	$22,780	N/A	$(12,024)	$117,733
2005	76,573	29,761	18,652	N/A	(12,975)	112,011

The following table reconciles Total Segment Income to consolidated income before provision for income taxes.

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Total Segment Income	$55,312	$54,094	$117,733	$112,011
Depreciation and amortization	(7,476)	(7,365)	(14,974)	(14,686)
Losses on sale/disposal of assets	(364)	(68)	(379)	(88)
Non-cash stock compensation expense	(1,073)	(513)	(2,090)	(1,040)

Income from operations	46,399	46,148	100,290	96,197
Interest income	123	76	479	289
Interest expense	(12,899)	(10,562)	(24,964)	(21,178)

Income before provision for income taxes	$33,623	$35,662	$75,805	$75,308

4. Earnings Per Share

	Fiscal Quarter Ended		Two Fiscal Quarters Ended
	June 18, 2006	June 19, 2005	June 18, 2006	June 19, 2005
Net income available to common stockholders – basic and diluted	$24,506	$23,121	$50,658	$47,801

Weighted average number of shares	62,024,649	65,285,749	64,122,028	67,112,059
Earnings per share – basic	$0.40	$0.35	$0.79	$0.71
Diluted weighted average number of shares	63,340,062	67,567,250	65,522,650	69,282,195
Earnings per share – diluted	$0.39	$0.34	$0.77	$0.69

The denominator in calculating diluted earnings per share for common stock for both the second quarter and first two quarters of 2006 does not include 1,945,500 options to purchase common stock, as the effect of including these options would have been anti-dilutive.

5. Sale of Certain International Operations

On May 1, 2006, the Company signed a stock purchase agreement to sell its Company-owned operations in France and the Netherlands to its master franchise group in Australia and New Zealand. At the end of the second quarter, these operations had assets of approximately $17.7 million, primarily accounts receivable, property, plant and equipment and cash, and liabilities of approximately $10.5 million, primarily accounts payable and accrued liabilities. The sale closed subsequent to the second fiscal quarter. During the second quarter, the Company recorded a $2.9 million tax benefit as it was apparent that it would realize a benefit resulting from tax losses to be realized upon the sale of these operations.

During the third fiscal quarter ended September 10, 2006, the Company expects to recognize a net gain resulting primarily from the reclassification of accumulated foreign currency translation adjustments to net income, which is not expected to have a material impact on its results of operations.

6. Supplemental Disclosure of Cash Flow Information

During the first two quarters of 2006, the Company recorded approximately $3.7 million of reductions in income tax payable as a result of tax benefits related to the exercise of stock options.

The Company recorded a $7.5 million dividend payable during the second quarter. The dividend was subsequently paid on June 30, 2006.

7. Effect of Adoption of Statement of Financial Accounting Standard No. 123(R)

During 2005, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123(R) (revised 2004), “Share-Based Payment” using the modified retrospective method. This method allows the restatement of interim financial statements in the year of adoption based on the amounts previously calculated in the pro forma footnote disclosures required by SFAS No. 123. The amounts presented herein for the second quarter and first two quarters of 2005 have been revised to include the effects of this adoption. As a result of the adoption, net income decreased approximately $280,000 and $558,000 from the amounts previously reported for the second quarter and first two quarters of 2005, respectively.

8. New Accounting Pronouncement

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations.

9. Supplemental Guarantor Condensed Consolidating Financial Statements of Domino’s, Inc. and Subsidiaries

The tables below present condensed consolidating financial information for the applicable periods for: (1) Domino’s, Inc.; (2) on a combined basis, the guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011, which includes most of the domestic subsidiaries of Domino’s, Inc. and one foreign subsidiary of Domino’s, Inc.; and (3) on a combined basis, the non-guarantor subsidiaries of Domino’s, Inc.’s senior subordinated notes due 2011. The separate financial statements of Domino’s, Inc. and subsidiaries are presented using the equity method of accounting. Accordingly, Domino’s, Inc.’s investment in subsidiaries is included in “Other assets” and the net earnings of the subsidiaries are included in “Equity earnings in subsidiaries.” Except for the minor differences noted in the footnotes to the condensed consolidating financial statements below, the consolidated financial statements of Domino’s, Inc. and subsidiaries are substantially similar to the consolidated financial statements of Domino’s Pizza, Inc. and subsidiaries. Each of the guarantor subsidiaries is jointly, severally, fully and unconditionally liable under the related guarantee.

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Balance Sheets

	As of June 18, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$21,907	$1,805	$—	$23,712
Accounts receivable	—	63,573	8,970	(3,300)	69,243
Advertising fund assets, restricted	—	—	23,946	—	23,946
Other current assets	7,160	37,797	2,184	—	47,141

Current assets	7,160	123,277	36,905	(3,300)	164,042
Property, plant and equipment, net	—	123,726	2,656	—	126,382
Other assets	192,737	62,926	2,097	(153,156)	104,604

Total assets	$199,897	$309,929	$41,658	$(156,456)	$395,028

Current portion of long-term debt	$—	$273	$43	$—	$316
Accounts payable	—	48,557	7,021	(3,300)	52,278
Advertising fund liabilities	—	—	23,946	—	23,946
Other current liabilities	16,425	56,330	3,138	—	75,893

Current liabilities (1)	16,425	105,160	34,148	(3,300)	152,433
Long-term debt	782,924	5,307	215	—	788,446
Other long-term liabilities	2,204	53,506	95	—	55,805

Long-term liabilities	785,128	58,813	310	—	844,251
Stockholder’s equity (deficit) (1)	(601,656)	145,956	7,200	(153,156)	(601,656)

Total liabilities and stockholder’s equity (deficit)	$199,897	$309,929	$41,658	$(156,456)	$395,028

(1)	Domino’s Pizza, Inc. and subsidiaries had current liabilities of $159,889, or $7,456 more than Domino’s, Inc. and subsidiaries at June 18, 2006. Domino’s Pizza, Inc. and subsidiaries had total stockholders’ deficit of $(609,112), or $7,456 more than Domino’s, Inc. and subsidiaries at June 18, 2006. These differences resulted from the inclusion of a dividend payable recorded on Domino’s Pizza, Inc. and subsidiaries that was not recorded on Domino’s, Inc. and subsidiaries. While Domino’s, Inc. and subsidiaries distributed funds to Domino’s Pizza, Inc. and subsidiaries subsequent to the second quarter to pay this dividend, it was not a liability for Domino’s, Inc. and subsidiaries at June 18, 2006. There were no other differences between Domino’s, Inc. and subsidiaries as compared to Domino’s Pizza, Inc. and subsidiaries for the periods presented.

	As of January 1, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash and cash equivalents	$—	$66,389	$530	$—	$66,919
Accounts receivable	—	78,533	8,281	(12,377)	74,437
Advertising fund assets, restricted	—	—	35,643	—	35,643
Other current assets	6,098	36,253	1,996	—	44,347

Current assets	6,098	181,175	46,450	(12,377)	221,346
Property, plant and equipment, net	—	128,724	2,731	—	131,455
Other assets	225,980	63,168	2,068	(182,943)	108,273

Total assets	$232,078	$373,067	$51,249	$(195,320)	$461,074

Current portion of long-term debt	$35,000	$264	$40	$—	$35,304
Accounts payable	—	57,900	14,807	(12,377)	60,330
Advertising fund liabilities	—	—	35,643	—	35,643
Other current liabilities	11,349	72,062	2,697	—	86,108

Current liabilities	46,349	130,226	53,187	(12,377)	217,385
Long-term debt	696,714	5,423	221	—	702,358
Other long-term liabilities	—	52,143	173	—	52,316

Long-term liabilities	696,714	57,566	394	—	754,674
Stockholder’s equity (deficit)	(510,985)	185,275	(2,332)	(182,943)	(510,985)

Total liabilities and stockholder’s equity (deficit)	$232,078	$373,067	$51,249	$(195,320)	$461,074

Domino’s, Inc. and Subsidiaries

Supplemental Guarantor Condensed Consolidating Statements of Income

	Fiscal Quarter Ended June 18, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$320,392	$7,349	$—	$327,741
Cost of sales	—	233,776	5,200	—	238,976

Operating margin	—	86,616	2,149	—	88,765
General and administrative	—	40,769	1,597	—	42,366

Income from operations	—	45,847	552	—	46,399
Equity earnings in subsidiaries	32,233	—	—	(32,233)	—
Interest income (expense), net	(12,778)	6	(4)	—	(12,776)

Income (loss) before provision (benefit) for income taxes	19,455	45,853	548	(32,233)	33,623
Provision (benefit) for income taxes	(5,051)	14,168	—	—	9,117

Net income (loss)	$24,506	$31,685	$548	$(32,233)	$24,506

	Two Fiscal Quarters Ended June 18, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$661,404	$13,991	$—	$675,395
Cost of sales	—	482,467	9,869	—	492,336

Operating margin	—	178,937	4,122	—	183,059
General and administrative	—	79,594	3,175	—	82,769

Income from operations	—	99,343	947	—	100,290
Equity earnings in subsidiaries	65,751	—	—	(65,751)	—
Interest income (expense), net	(24,694)	222	(13)	—	(24,485)

Income (loss) before provision (benefit) for income taxes	41,057	99,565	934	(65,751)	75,805
Provision (benefit) for income taxes	(9,601)	34,748	—	—	25,147

Net income (loss)	$50,658	$64,817	$934	$(65,751)	$50,658

	Fiscal Quarter Ended June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$339,222	$7,732	$—	$346,954
Cost of sales	—	253,073	5,482	—	258,555

Operating margin	—	86,149	2,250	—	88,399
General and administrative	—	39,713	2,538	—	42,251

Income from operations	—	46,436	(288)	—	46,148
Equity earnings in subsidiaries	29,778	—	—	(29,778)	—
Interest expense, net	(10,449)	(35)	(2)	—	(10,486)

Income (loss) before provision (benefit) for income taxes	19,329	46,401	(290)	(29,778)	35,662
Provision (benefit) for income taxes	(3,792)	16,333	—	—	12,541

Net income (loss)	$23,121	$30,068	$(290)	$(29,778)	$23,121

	Two Fiscal Quarters Ended June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues	$—	$700,916	$15,706	$—	$716,622
Cost of sales	—	523,959	11,251	—	535,210

Operating margin	—	176,957	4,455	—	181,412
General and administrative	—	80,191	5,024	—	85,215

Income from operations	—	96,766	(569)	—	96,197
Equity earnings in subsidiaries	60,875	—	—	(60,875)	—
Interest income (expense), net	(20,893)	20	(16)	—	(20,889)

Income (loss) before provision (benefit) for income taxes	39,982	96,786	(585)	(60,875)	75,308
Provision (benefit) for income taxes	(7,819)	35,326	—	—	27,507

Net income (loss)	$47,801	$61,460	$(585)	$(60,875)	$47,801

Domino’s, Inc. and Subsidiaries

Supplemental Condensed Consolidating Statements of Cash Flows

	Two Fiscal Quarters Ended June 18, 2006
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(18,587)	$71,113	$1,398	$—	$53,924

Capital expenditures	—	(9,281)	(166)	—	(9,447)
Other	—	1,162	—	—	1,162

Net cash used in investing activities	—	(8,119)	(166)	—	(8,285)

Proceeds from the issuance of long-term debt	100,000	—	—	—	100,000
Repayments of debt	(45,000)	(108)	(20)	—	(45,128)
Other	(36,413)	(107,389)	—	—	(143,802)

Net cash provided by (used in) financing activities	18,587	(107,497)	(20)	—	(88,930)

Effect of exchange rate changes on cash and cash equivalents	—	21	63	—	84

Increase (decrease) in cash and cash equivalents	—	(44,482)	1,275	—	(43,207)

Cash and cash equivalents, at beginning of period	—	66,389	530	—	66,919

Cash and cash equivalents, at end of period	$—	$21,907	$1,805	$—	$23,712

	Two Fiscal Quarters Ended June 19, 2005
	Domino’s, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(15,663)	$73,917	$680	$—	$58,934

Capital expenditures	—	(15,136)	(74)	—	(15,210)
Other	—	2,486	—	—	2,486

Net cash used in investing activities	—	(12,650)	(74)	—	(12,724)

Proceeds from the issuance of long-term debt	40,000	—	—	—	40,000
Repayments of debt	(50,000)	(99)	(37)	—	(50,136)
Other	22,539	(88,354)	—	—	(65,815)

Net cash provided by (used in) financing activities	12,539	(88,453)	(37)	—	(75,951)

Effect of exchange rate changes on cash and cash equivalents	—	(38)	(113)	—	(151)

Increase (decrease) in cash and cash equivalents	(3,124)	(27,224)	456	—	(29,892)

Cash and cash equivalents, at beginning of period	3,124	36,331	941	—	40,396

Cash and cash equivalents, at end of period	$—	$9,107	$1,397	$—	$10,504

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Unaudited; tabular amounts in millions, except percentages and store data)

The 2006 and 2005 second quarters referenced herein represent the twelve-week periods ended June 18, 2006 and June 19, 2005, respectively. The 2006 and 2005 first two quarters referenced herein represent the twenty-four week periods ended June 18, 2006 and June 19, 2005, respectively.

Overview

We are the number one pizza delivery company in the United States and have a leading international presence. We operate through a network of Company-owned stores, substantially all of which are in the United States, and franchise stores located in all 50 states and in more than 50 countries. In addition, we operate regional dough manufacturing and distribution centers in the contiguous United States as well as dough manufacturing and distribution centers in certain locations outside the contiguous United States.

Our financial results are driven largely by retail sales at our Company-owned and franchise stores. Changes in retail sales are driven by changes in same store sales and store counts. We monitor both of these metrics very closely, as they directly impact our revenues and profits, and strive to consistently increase the related amounts. Retail sales drive Company-owned store revenues, royalty payments from franchisees and distribution revenues. Retail sales are primarily impacted by the strength of the Domino’s Pizza® brand, the success of our marketing promotions and our ability to execute our store operating model and other business strategies.

	Second Quarter of 2006		Second Quarter of 2005		First Two Quarters of 2006		First Two Quarters of 2005
Global retail sales growth	+1.3%		+13.5%		+1.0%		+13.7%

Same store sales growth:
Domestic Company-owned stores	(3.2)%		+8.6%		(3.1)%		+11.2%
Domestic franchise stores	(5.2)%		+6.6%		(4.6)%		+8.7%

Domestic stores	(4.9)%		+6.9%		(4.4)%		+9.0%

International stores	+5.7%		+7.8%		+4.4%		+8.2%

Store counts (at end of period):
Domestic Company-owned stores	577		569
Domestic franchise stores	4,526		4,460

Domestic stores	5,103		5,029
International stores	3,087		2,849

Total stores	8,190		7,878

Income statement data:
Total revenues	$327.7	100.0%	$347.0	100.0%	$675.4	100.0%	$716.6	100.0%

Cost of sales	239.0	72.9%	258.6	74.5%	492.3	72.9%	535.2	74.7%
General and administrative	42.4	12.9%	42.3	12.2%	82.8	12.3%	85.2	11.9%

Income from operations	46.4	14.2%	46.1	13.3%	100.3	14.8%	96.2	13.4%
Interest expense, net	12.8	3.9%	10.5	3.0%	24.5	3.6%	20.9	2.9%

Income before provision for income taxes	33.6	10.3%	35.7	10.3%	75.8	11.2%	75.3	10.5%
Provision for income taxes	9.1	2.8%	12.5	3.6%	25.1	3.7%	27.5	3.8%

Net income	$24.5	7.5%	$23.1	6.7%	$50.7	7.5%	$47.8	6.7%

Global retail sales growth in 2006, comprised of retail sales growth at both our franchise and Company-owned stores worldwide, was driven primarily by same store sales growth in our international markets as well as an increase in our worldwide store counts during the trailing four quarters.

The decreases in domestic same store sales for the second quarter and first two quarters of 2006 were due primarily to stronger promotion performance and higher same store sales comparisons in the prior year periods. The increase in international same store sales reflect continued strong promotional and operational performance.

Additionally, we grew our worldwide net store counts by 66 and 312 stores during the second quarter and trailing four quarters, respectively.

Revenues decreased $19.3 million, or 5.5%, in the second quarter of 2006 and decreased $41.2 million, or 5.8%, in the first two quarters of 2006. These decreases were driven by lower volumes in our distribution business, related to decreases in domestic franchise same store sales, lower food prices, primarily cheese, as well as lower Company-owned store revenues.

Income from operations increased $0.3 million, or 0.5%, in the second quarter of 2006 and increased $4.1 million, or 4.3%, in the first two quarters of 2006. These increases were driven by strong performance in our international business, lower cheese prices, which benefited our Company-owned stores operating margins, and improved margins in our distribution business. Additionally, income from operations for the first two quarters of 2006 was positively impacted by a decrease in general and administrative expenses, including lower variable labor costs. These increases in income from operations were offset in part by the aforementioned decreases in revenues.

Net income increased $1.4 million, or 6.0%, in the second quarter of 2006 and increased $2.9 million, or 6.0%, in the first two quarters of 2006. These increases were driven primarily by the aforementioned increases in income from operations and the recognition of a tax benefit related to the sale of our Company-owned operations in France and the Netherlands, offset in part by increases in interest expense due primarily to increases in average borrowing rates.

Revenues

	Second Quarter of 2006		Second Quarter of 2005		First Two Quarters of 2006		First Two Quarters of 2005
Domestic Company-owned stores	$90.2	27.5%	$91.7	26.4%	$186.7	27.7%	$189.9	26.5%
Domestic franchise	35.8	10.9%	37.2	10.7%	73.9	10.9%	76.5	10.7%
Domestic distribution	170.0	51.9%	188.2	54.3%	352.4	52.2%	390.0	54.4%
International	31.7	9.7%	29.8	8.6%	62.4	9.2%	60.2	8.4%

Total revenues	$327.7	100.0%	$347.0	100.0%	$675.4	100.0%	$716.6	100.0%

Revenues primarily consist of retail sales by our Company-owned stores, royalties from our franchise stores, and sales of food, equipment and supplies by our distribution centers to certain franchise stores. Company-owned store and franchise store revenues may vary significantly from period to period due to changes in store count mix while distribution revenues may vary significantly as a result of fluctuations in commodity prices, primarily cheese and meats.

Domestic Stores Revenues

	Second Quarter of 2006		Second Quarter of 2005		First Two Quarters of 2006		First Two Quarters of 2005
Domestic Company-owned stores	$90.2	71.6%	$91.7	71.1%	$186.7	71.6%	$189.9	71.3%
Domestic franchise	35.8	28.4%	37.2	28.9%	73.9	28.4%	76.5	28.7%

Domestic stores	$126.0	100.0%	$128.9	100.0%	$260.6	100.0%	$266.4	100.0%

Domestic stores revenues decreased $2.9 million, or 2.3%, in the second quarter of 2006 and decreased $5.8 million, or 2.2%, in the first two quarters of 2006. These decreases in revenues were due primarily to lower domestic same store sales, offset in part by an increase in the average number of domestic stores open during 2006. Domestic same store sales decreased 4.9% and 4.4% in the second quarter and first two quarters of 2006, respectively. Domestic same store sales increased 6.9% and 9.0% in the second quarter and first two quarters of 2005, respectively. These changes in domestic stores revenues are more fully described below.

Domestic Company-Owned Stores Revenues

Revenues from domestic Company-owned store operations decreased $1.5 million, or 1.6%, in the second quarter of 2006 and decreased $3.2 million, or 1.7%, in the first two quarters of 2006. These decreases in revenues were due primarily to lower same store sales. Domestic Company-owned same store sales decreased 3.2% and 3.1% in the second quarter and first two quarters of 2006, respectively. Domestic Company-owned same store sales increased 8.6% and 11.2% in the second quarter and first two quarters of 2005, respectively. There were 577 and 569 domestic Company-owned stores in operation as of June 18, 2006 and June 19, 2005, respectively.

Domestic Franchise Revenues

Revenues from domestic franchise operations decreased $1.4 million, or 4.0%, in the second quarter of 2006 and decreased $2.6 million, or 3.4%, in the first two quarters of 2006. These decreases in revenues were due primarily to lower same store sales, offset in part by an increase in the average number of domestic franchise stores open during 2006. Domestic franchise same store sales decreased 5.2% and 4.6% in the second quarter and first two quarters of 2006, respectively. Domestic franchise same store sales increased 6.6% and 8.7% in the second quarter and first two quarters of 2005, respectively. There were 4,526 and 4,460 domestic franchise stores in operation as of June 18, 2006 and June 19, 2005, respectively.

Domestic Distribution Revenues

Revenues from domestic distribution operations decreased $18.2 million, or 9.7%, in the second quarter of 2006 and decreased $37.6 million, or 9.6%, in the first two quarters of 2006. These decreases in revenues were due primarily to lower volumes, related to decreases in domestic franchise same store sales, as well as decreases in cheese prices. The published cheese block price-per-pound averaged $1.17 and $1.24 in the second quarter and first two quarters of 2006, respectively, down from $1.51 and $1.53 in the comparable periods in 2005. Had the 2006 average cheese prices been in effect during 2005, distribution revenues for the second quarter and first two quarters of 2005 would have been approximately $10.4 million and $19.2 million, respectively, lower than the reported 2005 amounts.

International Revenues

Revenues from international operations increased $1.9 million, or 6.3%, in the second quarter of 2006 and increased $2.2 million, or 3.6%, in the first two quarters of 2006. These increases in revenues were due to higher royalty revenues due to increases in same store sales and the average number of international stores open during 2006, and related increases in revenues from our international distribution operations. These increases were offset in part by lower revenues as a result of the sale or closing of 14 international Company-owned stores in 2005. On a constant dollar basis, same store sales increased 5.7% and 4.4% in the second quarter and first two quarters of 2006, respectively. International same store sales increased 7.8% and 8.2%, on a constant dollar basis, in the second quarter and first two quarters of 2005, respectively. There were 3,087 and 2,849 international stores in operation as of June 18, 2006 and June 19, 2005, respectively.

Cost of Sales / Operating Margin

	Second Quarter of 2006		Second Quarter of 2005		First Two Quarters of 2006		First Two Quarters of 2005
Consolidated revenues	$327.7	100.0%	$347.0	100.0%	$675.4	100.0%	$716.6	100.0%
Consolidated cost of sales	239.0	72.9%	258.6	74.5%	492.3	72.9%	535.2	74.7%

Consolidated operating margin	$88.8	27.1%	$88.4	25.5%	$183.1	27.1%	$181.4	25.3%

Consolidated cost of sales primarily consists of domestic Company-owned store and domestic distribution costs incurred to generate related revenues. Components of consolidated cost of sales primarily include food, labor and occupancy costs.

The consolidated operating margin, which we define as revenues less cost of sales, increased $0.4 million, or 0.4%, in the second quarter of 2006 and increased $1.7 million, or 0.9%, in the first two quarters of 2006. These increases were due primarily to higher margins in our international business, improved margins at our Company-owned stores, driven by lower food prices, primarily cheese, and improved margins in our distribution operations, offset in part by lower domestic franchise royalty revenues. Franchise revenues do not have a cost of sales component and, as a result, changes in franchise revenues have a disproportionate effect on the consolidated operating margin.

As a percentage of revenues, the consolidated operating margin increased 1.6 percentage points in the second quarter of 2006 and increased 1.8 percentage points in the first two quarters of 2006. The consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs, which benefited both domestic Company-owned store and distribution operating margins as a percentage of revenues, as well as improvements in the operating margins in our international operations. The consolidated operating margin as a percentage of revenues was negatively impacted by lower domestic same store sales, which generated lower domestic franchise royalty revenues, lower distribution volumes and lower domestic Company-owned store revenues.

As mentioned above, the consolidated operating margin as a percentage of revenues was positively impacted by lower cheese costs. Cheese price changes are a “pass-through” in domestic distribution revenues and cost of sales and, as such, have no impact on the related operating margin. However, cheese price changes do impact operating margin as a percentage of revenues. For example, if the 2006 average cheese prices had been in effect during 2005, the consolidated operating margin for the second quarter and first two quarters of 2005 would have been approximately 26.3% and 26.0% of total revenues, respectively, versus the reported 25.5% and 25.3%.

Domestic Company-Owned Stores Operating Margin

Domestic Company-Owned Stores	Second Quarter of 2006		Second Quarter of 2005		First Two Quarters of 2006		First Two Quarters of 2005
Revenues	$90.2	100.0%	$91.7	100.0%	$186.7	100.0%	$189.9	100.0%
Cost of sales	71.2	78.9%	73.1	79.7%	146.4	78.4%	151.2	79.6%

Store operating margin	$19.0	21.1%	$18.6	20.3%	$40.3	21.6%	$38.7	20.4%

The domestic Company-owned store operating margin increased $0.4 million, or 2.2%, in the second quarter of 2006 and increased $1.6 million, or 4.1%, in the first two quarters of 2006. These increases were due primarily to lower food prices, primarily cheese, and lower insurance costs, offset in part by higher occupancy costs, including utilities and rent.

As a percentage of store revenues, the store operating margin increased 0.8 percentage points in the second quarter of 2006 and increased 1.2 percentage points in the first two quarters of 2006.

As a percentage of store revenues, food costs decreased 2.5 percentage points to 25.8% in the second quarter of 2006 and decreased 2.8 percentage points to 25.9% in the first two quarters of 2006. These decreases in food costs as a percentage of store revenues were due primarily to a reduction in food prices, primarily cheese, and a higher average ticket.

As a percentage of store revenues, labor costs increased 0.3 percentage points to 29.9% in the second quarter of 2006 and increased 0.4 percentage points to 29.8% in the first two quarters of 2006. These increases in labor costs as a percentage of store revenues were due primarily to the negative impact of lower revenues.

As a percentage of store revenues, occupancy costs, which include rent, telephone, utilities and depreciation, increased 1.3 percentage points to 12.1% in the second quarter of 2006 and increased 1.2 percentage points to 11.7% in the first two quarters of 2006. These increases in occupancy costs as a percentage of store revenues were due primarily to higher utilities and rent as well as the negative impact of lower revenues.

Domestic Distribution Operating Margin

Domestic Distribution	Second Quarter of 2006		Second Quarter of 2005		First Two Quarters of 2006		First Two Quarters of 2005
Revenues	$170.0	100.0%	$188.2	100.0%	$352.4	100.0%	$390.0	100.0%
Cost of sales	151.6	89.2%	170.2	90.4%	314.2	89.2%	352.3	90.3%

Distribution operating margin	$18.4	10.8%	$18.0	9.6%	$38.2	10.8%	$37.7	9.7%

The domestic distribution operating margin increased $0.4 million, or 2.4%, in the second quarter of 2006 and increased $0.5 million, or 1.2%, in the first two quarters of 2006. These increases were due primarily to lower food and labor costs, offset in part by higher delivery costs.

As a percentage of distribution revenues, the distribution operating margin increased 1.2 percentage points in the second quarter of 2006 and increased 1.1 percentage points in the first two quarters of 2006. These increases were due primarily to lower food prices, primarily cheese, and were offset in part by lower volumes as a result of lower domestic franchise same store sales. Had the 2006 average cheese prices been in effect during 2005, the distribution operating margin for the second quarter and first two quarters of 2005 would have been approximately 10.1% and 10.2% of distribution revenues, respectively, versus the reported 9.6% and 9.7%.

General and Administrative Expenses

General and administrative expenses increased $0.1 million, or 0.3%, in the second quarter of 2006 and decreased $2.4 million, or 2.9%, in the first two quarters of 2006. General and administrative expenses were positively impacted by decreases in variable labor costs and, to a lesser extent, negatively impacted by increases in non-cash compensation costs related to the expensing of stock options.

Interest Expense

Interest expense increased $2.3 million, or 22.1%, in the second quarter of 2006 and increased $3.8 million, or 17.9%, in the first two quarters of 2006. These increases were due primarily to higher effective borrowing rates during 2006.

Our effective borrowing rate increased 1.1 percentage points to 6.4% during the second quarter of 2006 and increased 1.1 percentage points to 6.4% during the first two quarters of 2006. The effective borrowing rate for the second quarter and first two quarters of 2006 was negatively impacted by changes in our outstanding interest rate swaps as well as higher market interest rates and was offset in part by reduced senior credit facility margin pricing.

The average outstanding debt balance, excluding capital lease obligations, increased $21.9 million to $793.3 million in the second quarter of 2006 and decreased $6.5 million to $755.7 million in the first two quarters of 2006.

Provision for Income Taxes

Provision for income taxes decreased $3.4 million in the second quarter of 2006 and decreased $2.4 million in the first two quarters of 2006. The effective tax rate decreased 8.1 percentage points to 27.1% during the second quarter of 2006, from 35.2% in the comparable period in 2005, and decreased 3.3 percentage points to 33.2% during the first two quarters of 2006, from 36.5% in the comparable period in 2005.

The provision for income taxes and effective tax rates for the second quarter and first two quarters of 2006 was positively impacted by the recognition of a $2.9 million tax benefit in the second quarter related to the sale of the Company-owned operations in France and the Netherlands which closed subsequent to the second fiscal quarter.

Liquidity and Capital Resources

We had working capital of $4.2 million and cash and cash equivalents of $23.7 million at June 18, 2006. Historically, we have operated with minimal positive or negative working capital, primarily because our receivable collection periods and inventory turn rates are faster than the normal payment terms on our current liabilities. We generally collect our receivables within three weeks from the date of the related sale and we generally experience 40 to 50 inventory turns per year. In addition, our sales are not typically seasonal, which further limits our working capital requirements. These factors, coupled with significant and ongoing cash flows from operations, which are primarily used to repay debt, invest in long-term assets, and pay dividends, reduce our working capital amounts. Our primary sources of liquidity are cash flows from operations and availability of borrowings under our revolving credit facility. We expect to fund planned capital expenditures, debt repayments and dividends from these sources. We did not have any material commitments for capital expenditures as of June 18, 2006.

As of June 18, 2006, we had $788.8 million of debt, of which $0.3 million was classified as a current liability. Letters of credit issued under the $125.0 million revolving credit facility were $31.3 million. These letters of credit are primarily related to our casualty insurance programs and distribution center leases. Borrowings under the revolving credit facility are available to fund our working capital requirements, capital expenditures and other general corporate purposes.

The Company has repaid more than $45.0 million of debt during the first two quarters of 2006, including $10.0 million in the second quarter. The Company also borrowed $100.0 million in the first quarter which, along with cash from operations, was used to repurchase and retire $145.0 million of common stock from its largest shareholder.

Cash provided by operating activities was $53.9 million and $58.9 million in the first two quarters of 2006 and 2005, respectively. The $5.0 million decrease was due primarily to a $5.6 million net change in operating assets and liabilities and a $2.8 million increase in benefit for deferred income taxes, offset in part by a $2.9 million increase in net income.

Cash used in investing activities was $8.3 million and $12.7 million in the first two quarters of 2006 and 2005, respectively. The $4.4 million decrease was due primarily to a $5.8 million decrease in capital expenditures.

Cash used in financing activities was $88.9 million and $76.0 million in the first two quarters of 2006 and 2005, respectively. The $12.9 million increase was due primarily to a $70.0 million increase in purchases of common stock and a $9.0 million decrease in tax benefit from the exercise of stock options. These increases in cash used in financing activities were offset in part by a $60.0 million increase in proceeds from the issuance of long-term debt and a $5.0 million decrease in repayments of long-term debt.

Based upon the current level of operations and anticipated growth, we believe that the cash generated from operations and amounts available under the revolving credit facility will be adequate to meet our anticipated debt service requirements, capital expenditures, dividend payments and working capital needs for the next twelve months. Our ability to continue to fund these items and continue to reduce debt could be adversely affected by the occurrence of any of the events described under “Risk Factors” in our filings with the Securities and Exchange Commission. There can be no assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available under the senior secured credit facility or otherwise to enable us to service our indebtedness, including the senior secured credit facility and the senior subordinated notes, or to make anticipated capital expenditures, or to make anticipated dividend payments. Our future operating performance and our ability to service or refinance the senior subordinated notes and to service, extend or refinance the senior secured credit facility will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control. Additionally, Domino’s, Inc. may be requested to provide funds to its parent company, Domino’s Pizza, Inc. for dividends, distributions and/or other cash needs of Domino’s Pizza, Inc.

Forward-Looking Statements

This filing contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements relating to our anticipated profitability and operating performance reflect management’s expectations based upon currently available information and data. However, actual results are subject to future risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The risks and uncertainties that can cause actual results to differ materially include: the uncertainties relating to litigation; consumer preferences, spending patterns and demographic trends; the effectiveness of our advertising, operations and promotional initiatives; our ability to retain key personnel; new product and concept developments by Domino’s and other food-industry competitors; the ongoing profitability of our franchisees and the ability of Domino’s and our franchisees to open new restaurants; changes in food prices, particularly cheese, labor, utilities, insurance, employee benefits and other operating costs; the impact that widespread illness or general health concerns may have on our business and the economy of the countries in which we operate; severe weather conditions and natural disasters; changes in our effective tax rate; changes in government legislation and regulations; adequacy of our insurance coverage; costs related to future financings and changes in accounting policies. Further information about factors that could affect Domino’s financial and other results is included in our other filings with the Securities and Exchange Commission. We do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risks from interest rate changes on our variable rate debt. Management actively monitors this exposure. We do not engage in speculative transactions nor do we hold or issue financial instruments for trading purposes.

Interest Rate Derivatives

We enter into interest rate swaps, collars or similar instruments with the objective of managing volatility relating to our borrowing costs.

We are party to an interest rate swap agreement which effectively converts the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to a fixed rate over a specified term. We are also party to two interest rate swap agreements which effectively convert the 8.25% interest rate on our senior subordinated notes to variable rates over the term of the senior subordinated notes.

These agreements are summarized in the following table.

Derivative	Total Notional Amount	Term	Company Pays	Counterparty Pays
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 319 basis points	8.25%
Interest Rate Swap	$50.0 million	August 2003 – July 2011	LIBOR plus 324 basis points	8.25%
Interest Rate Swap	$350.0 million	June 2005 – June 2007	3.21%	LIBOR

Subsequent to the second quarter, the notional amount on the Company’s interest rate swap that converts the variable LIBOR component of the effective interest rate on a portion of our debt under our senior secured credit facility to a fixed rate decreased to $300.0 million.

Interest Rate Risk

Our variable interest expense is sensitive to changes in the general level of interest rates. At June 18, 2006, the weighted average interest rate on our $263.0 million of variable interest debt was 7.5%.

We had total interest expense of approximately $25.0 million in the first two quarters of 2006. The estimated increase in interest expense for this period from a hypothetical 200 basis point adverse change in applicable variable interest rates would be approximately $2.2 million.

Item 4. Controls and Procedures

Management, with the participation of Domino’s Pizza, Inc.’s Chairman and Chief Executive Officer, David A. Brandon, and Executive Vice President and Chief Financial Officer, L. David Mounts, performed an evaluation of the effectiveness of Domino’s Pizza, Inc.’s and Domino’s, Inc.’s disclosure controls and procedures (as that term is defined in Rule 13a-15(e) under the Securities Exchange of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, Messrs. Brandon and Mounts concluded that each of Domino’s Pizza, Inc.’s and Domino’s, Inc.’s disclosure controls and procedures were effective.

During the quarterly period ended June 18, 2006 there have been no changes in either Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect Domino’s Pizza, Inc.’s or Domino’s, Inc.’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits, revenue agent reviews by taxing authorities and administrative proceedings in the ordinary course of business which include workers’ compensation, general liability, automobile and franchisee claims. We are also subject to suits related to employment practices and, specifically in California, wage and hour claims and two class actions pending in California brought by former employees. On June 10, 2003, a class action complaint was filed, in Orange County Superior Court, alleging that we failed to provide meal and rest breaks to our employees (Vega vs. Domino’s Pizza). This case is in the discovery/deposition stage and no determination with respect to class certification has been made.

On August 19, 2004, a class action complaint was filed by a former general manager, in Orange County Superior Court, alleging that we misclassified the position of general manager. The case was removed to federal District Court for the Central District of California on September 17, 2004 and the motion for class certification was heard on June 5, 2006 (Jimenez vs. Domino’s Pizza). We classify the general manager of a Domino’s Pizza store as an exempt employee. This case involves the issue of whether employees and former employees in the general manager position who worked in our 60 California stores during specified time periods were misclassified as exempt and deprived of overtime pay and meal and rest periods. We believe this case is without merit and intend to vigorously defend against the related claims. We are awaiting the Court’s decision on the motion for class certification.

We believe that these matters, individually and in the aggregate, will not have a significant adverse effect on our financial condition and that our established reserves adequately provide for the resolution of such claims.

Item 1A. Risk Factors

There have been no material changes in the risk factors previously disclosed in the Company’s Form 10-K for the year ended January 1, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) We held our 2006 Annual Meeting of Shareholders on May 3, 2006.

(b) The following matters were voted upon at the 2006 Annual Meeting of Shareholders:

1.	The election of the nominees for the Board of Directors who will serve a term to expire at the 2009 Annual Meeting of Shareholders. The nominees, all of whom were elected, were David A. Brandon, Mark E. Nunnelly and Diana F. Cantor. The Inspector of Election certified the following vote tabulations:

	Votes For	Votes Withheld
David A. Brandon	53,536,584	1,836,312
Mark E. Nunnelly	52,421,484	2,951,412
Diana F. Cantor	54,623,245	749,651

2.	A proposal to approve the Domino’s Pizza Senior Executive Annual Incentive Plan. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining
53,789,589	1,475,214	108,090

The proposal passed with 97.1% of the voted shares being voted “FOR” the proposal.

3.	A proposal to approve the Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining	Broker Non-Votes
33,848,785	15,573,500	85,681	5,864,929

The proposal passed with 68.4% of the voted shares being voted “FOR” the proposal.

4.	A proposal to ratify the selection of PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for fiscal year 2006 was approved by the shareholders. The Inspector of Election certified the following vote tabulations:

Votes For	Votes Against	Votes Abstaining
55,353,873	12,953	6,068

The proposal passed with more than 99.9% of the voted shares being voted “FOR” the proposal.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1	Amended Domino’s Pizza, Inc. 2004 Equity Incentive Plan.

10.2	Domino’s Pizza Senior Executive Annual Incentive Plan.

10.3	Board of Directors Compensation Schedule.

31.1	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.2	Certification by L. David Mounts pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

31.3	Certification by David A. Brandon pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

31.4	Certification by L. David Mounts pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.1	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.2	Certification by L. David Mounts pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s Pizza, Inc.

32.3	Certification by David A. Brandon pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

32.4	Certification by L. David Mounts pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Domino’s, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned duly authorized officer.

DOMINO’S PIZZA, INC.
DOMINO’S, INC.
(Registrants)

Date: July 20, 2006	/s/ L. David Mounts
L. David Mounts
Chief Financial Officer